Form 10-Q
period 2025-03-31
enCore Energy Corp.
filed 2025-05-12
CIK 1500881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2025
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.
 Commission File Number: 001-41489
ENCORE ENERGY CORP.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
5950 Berkshire Lane, Suite 210 Dallas, TX,75225
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2025, there were  186,261,281 shares of the registrant’s no par value common shares, the registrant’s only outstanding class of voting securities, outstanding.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) and information incorporated by reference herein, contains forward-looking statements and forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation that are subject to risks and uncertainties. Forward-looking statements and information can generally be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” “plans,” “maintains,” “projects,” and similar terminology or variations (including negative variations) of such words and phrases or statements. Forward-looking statements and information are not historical facts, are made as of the date of this Quarterly Report, and include, but are not limited to, statements regarding discussions of results from operations (including, without limitation, statements about the Company’s opportunities, strategies, competition, expected activities and expenditures, including its sales strategy providing a base level of projected income, as the Company pursues its business plan, the adequacy of the Company’s available cash resources and other statements about future events or results), performance (both operational and financial), including operational expansion, the Company’s belief it is positioned to meet the increased demand for clean, reliable nuclear energy, statements regarding the ability to complete, and the timing of completion of a Going Public Transaction (as defined below) and ability to complete, and the timing of completion of a distribution of common shares of the Resulting Issuer (as defined below) to shareholders of the Company and business prospects, future business plans and opportunities and statements as to management’s expectations with respect to, among other things, the activities contemplated in this Quarterly Report.

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

Such forward-looking statements reflect the Company’s current views with respect to future events, based on information currently available to the Company and are subject to and involve certain known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed in or implied by such forward-looking statements and information. The forward-looking statements and information in this Quarterly Report are based on material assumptions, including the following:
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

Some of the risks and uncertainties that could cause actual results to differ materially from any future results expressed in or implied by the forward-looking statements and information in this Quarterly Report include, among others, the following:
4

●	our history of negative operating cash flows and our ability to develop or maintain positive cash flow from our mining activities;
●	ability to obtain additional financing on acceptable terms when needed;
●	we have experienced negative cash flows from operations and may need additional financing in connection with the implementation of our business and strategic plans from time to time;
●	risks associated with our expansion-by-acquisition strategy;
●	our properties do not contain mineral reserves and some of our properties, projects and facilities may not be economic within a reasonable time period or at all;
●	reliance on key personnel, contractors and experts;
●	conflicts of interest of our directors and officers;
●	risks associated with exploration of, development of, and extraction from mineral properties;
●	our reliance on third party drilling contractors, including an increased risk of loss, including weather related risks or underutilization of drilling rigs;
●	risks inherent to mineral exploration and extraction;
●	the commercial viability of economic extraction of minerals from uranium deposits;
●	the subjectiveness and uncertainty of estimations of mineral resources;
●	future mineral extraction estimates may not be achieved;
●	estimates of commodity prices used in preliminary economic assessments may never be realized;
●	requirements to obtain or retain key permits to advance or achieve extraction;
●	involvement of Native American tribes in the permitting process;
●	challenges to title of our mineral property interests;
●	our ability to attract, retain, train, motivate, and develop skilled employees;
●	existing competition and geopolitical changes in the competitive landscape;
●	public opinion and perception of nuclear energy;
●	volatility in market prices of uranium;
●	applicable laws, regulations and standards, including environmental protection laws and regulations;
●	our ability to raise equity or obtain debt financing;
●	accuracy of extraction, capital and operating cost estimates;
●	ability of novel mining methods for extraction to yield anticipated results;
●	the need for technical innovation and risk of obsolescence;
●	availability of a public market for uranium, including global demand and supply;
●	changes and uncertainty in United States trade policy, tariff and import/export regulations;
●	risks related to our operations on federal lands, including possible designation of national monuments or withdrawal of permits;
●	risks related to our Alta Mesa joint venture;
●	taxation implications of United States holders because the Company is a passive foreign investment company;
●	potential dilution if we issue additional common shares, no par value (the “common shares”) or securities convertible into common shares;
●	price volatility of our common shares;
●	our expectation to not declare or pay dividends;
●	reliance on information technology systems, and cybersecurity risks;
●	the time and resources necessary to comply with corporate governance practices and securities rules and regulations in the United States and Canada;
●	our management’s ability to maintain effective internal controls;
●	our remediation plan and ability to remediate the material weaknesses in our internal controls over financial reporting;
●	potential lack of access to enforcement of civil liabilities against the Company or its directors and officers;
●	our ability to protect our proprietary data, technology and intellectual property;
●	changes in climate conditions; and
●	other risks included under the heading “Risk Factors” in this Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025.

5

While forward-looking statements and information reflect our good faith beliefs, they are not guarantees of future performance. Any forward-looking statements and information are based on estimates and assumptions only as of the date of this Quarterly Report, and the Company undertakes no obligation to update or revise any forward-looking statement or information to reflect information, events, results, circumstances or the occurrence of unanticipated events, except as required by applicable laws. New factors emerge from time to time, and it is not possible for management to predict all of such factors and to assess in advance the impact of each such factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements or information.

6

enCore Energy Corp
Consolidated Balance Sheets

(in thousands except per share data)	3/31/2025 (Unaudited)	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$29,704	$39,701
Prepaid expenses and other current assets	3,335	2,700
Marketable securities	14,817	24,046
Inventory, net	6,182	20,967
Total current assets	54,038	87,414

Mineral rights and properties, net	270,141	271,922
Property, plant and equipment, net	28,723	24,017
Intangible assets, net	1,467	471
Restricted cash	7,752	7,751
Marketable securities, non-current	224	837
Right of use assets - operating lease	262	310
Total assets	$362,607	$392,722

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$8,026	$7,464
Accounts payable - related parties	184	2,378
Note payable - related party	10,054	20,108
Operating lease liabilities, current	97	130
Total current liabilities	18,361	30,080

Deferred tax liabilities	26,798	26,980
Asset retirement obligations	17,339	16,918
Operating lease liabilities, non-current	185	202
Total liabilities	62,683	74,180
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock 186,386,281 and 186,114,948 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	380,868	380,325
Additional paid-in-capital	65,613	59,856
Accumulated deficit	(175,091)	(150,848)
Accumulated other comprehensive loss	(3,532)	(3,597)
Total stockholders' equity	267,858	285,736
Non-controlling interests	32,066	32,806
Total equity	299,924	318,542
Total liabilities and stockholders' equity	$362,607	$392,722
See accompanying notes to the consolidated financial statements.
7

enCore Energy Corp
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands except per share data)	2025	2024
Revenue	$18,239	$30,394
Cost of sales	18,262	30,863
Gross loss	(23)	(469)
Operating costs:
Mineral property expenditures	5,544	4,650
General and administrative	8,032	5,505
Depreciation, amortization and accretion	1,149	836
Other operating costs	878	818
Total operating expenses	15,603	11,809
Operating loss	(15,626)	(12,278)

Gain on marketable securities, realized	-	252
Interest income	279	440
Interest expense	(346)	(399)
Loss on marketable securities, unrealized	(9,876)	(821)
Other expense	-	(17)
Loss before income taxes	(25,569)	(12,823)
Income tax benefit	(182)	(5,081)
Net loss	(25,387)	(7,742)
Net loss attributable to non-controlling interests	(1,144)	(460)
Net loss attributable to controlling interest	$(24,243)	$(7,282)

Net loss per share
Basic	$(0.13)	$(0.04)
Diluted	$(0.13)	$(0.04)

Weighted average number of shares
Basic	186,222,285	173,486,569
Diluted	186,222,285	173,486,569
See accompanying notes to the consolidated financial statements.
8

enCore Energy Corp
Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
(in thousands except per share data)	2025	2024
Net loss	$(25,387)	$(7,742)

Other comprehensive gain, [net of tax]
Foreign currency translation adjustment	65	202
Total other comprehensive gain, [net of tax]	65	202
Comprehensive loss	(25,322)	(7,540)
Comprehensive loss attributable to non-controlling interests	(1,144)	(460)
Comprehensive loss attributable to stockholders	$(24,178)	$(7,080)
See accompanying notes to the consolidated financial statements.
9

enCore Energy Corp
Consolidated Statements of Cash Flow (Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024

OPERATING ACTIVITIES
Net loss	$(25,387)	$(7,742)
Adjustments to reconcile net income to cash provided by (used in) operating activities
Amortization, depreciation, accretion and depletion	2,159	751
Stock based compensation	878	818
Inventory impairment charge	155	1,860
Exploration costs related to mineral properties	2,746	3,286
Unrealized loss on marketable securities	9,876	821
Realized gain on marketable securities	-	(252)

Changes in operating assets and liabilities:
Receivables, prepaids and deposits	822	(2,499)
Inventories	14,350	(12,635)
Accounts payable and accrued liabilities	(867)	(169)
Asset retirement obligations	(37)	(156)
Deferred tax liability	(182)	(5,120)
Due to related parties	(12,248)	17,988
Net cash used in operating activities	$(7,735)	$(3,049)

INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(3,964)	(1,590)
Acquisition of intangible assets	(1,000)	-
Exploration costs related to mineral properties	(2,746)	(3,286)
Purchase of marketable securities	-	(764)
Proceeds from sale of marketable securities	-	548
Net cash used in investing activities	$(7,710)	$(5,092)

FINANCING ACTIVITIES
Private placement proceeds	-	10,000
Common stock issuance costs	-	(50)
Proceeds from the At -the-Market ("ATM") sales	-	2,008
Proceeds from exercise of warrants	236	16,934
Proceeds from exercise of stock options	141	901
Proceeds from sale of minority interest	-	39,553
Contributions from non-controlling interest	5,045	20,447
Net cash provided by financing activities	$5,422	$89,793

Net (decrease) increase in cash, cash equivalents and restricted cash	(10,023)	81,652
Foreign exchange difference on cash, cash equivalents and restricted cash	27	946
Cash, cash equivalents and restricted cash, beginning of year	47,452	15,173
Cash, cash equivalents and restricted cash, end of period	$37,456	$97,771

See accompanying notes to the consolidated financial statements.
10

enCore Energy Corp
Consolidated Statements of Cash Flow (Unaudited) (continued)

	Three Months Ended March 31,
	2025	2024
Non-cash activities:
Property, plant, and equipment additions included in accounts payable and accrued liabilities	$1,429	$-
Inventory transfers of 29,126 lbs of uranium concentrates from extraction to non-controlling interest	1,053	-
Conversion of promissory note, including equity portion, to shares	-	23,117
Mineral property depletion costs capitalized into inventory during the period	1,781	-
See accompanying notes to consolidated financial statements.
11

enCore Energy Corp
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Equity Portion of Convertible Promissory Note	Additional Paid- in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(in thousands except per share data)	Shares	Amount

Balance at January 1, 2024	165,134	$308,198	$3,813	$41,203	$(89,456)	$(1,792)	$-	$261,966
Net loss	-	-	-	-	(7,282)	-	(460)	(7,742)
Private placement	2,564	10,000	-	-	-	-	-	10,000
Share issuance costs	-	(50)	-	-	-	-	-	(50)
Shares issued for exercise of warrants	5,579	22,297	-	(5,363)	-	-	-	16,934
Shares issued for exercise of stock options	698	2,009	-	(1,108)	-	-	-	901
Shares issued for ATM	496	2,008	-	-	-	-	-	2,008
Share-based compensation	-	-	-	818	-	-	-	818
Equity portion of convertible promissory note	6,872	23,117	(3,813)	-	-	-	-	19,304
Non-controlling interest Investment in Alta Mesa JV	-	-	-	15,458	-	-	39,553	55,011
Cumulative translation adjustment	-	-	-	-	-	202	-	202
Balance at March 31, 2024	181,343	$367,579	$-	$51,008	$(96,738)	$(1,590)	$39,093	$359,352

Balance at January 1, 2025	186,115	$380,325	$-	$59,856	$(150,848)	$(3,597)	$32,806	$318,542
Net loss	-	-	-	-	(24,243)	-	(1,144)	(25,387)
Contributions from non-controlling interest	-	-	-	5,045	-	-	1,457	6,502
Inventory transfers to non-controlling interest	-	-	-	-	-	-	(1,053)	(1,053)
Shares issued for exercise of warrants	90	302	-	(66)	-	-	-	236
Shares issued for exercise of stock options	181	241	-	(100)	-	-	-	141
Share-based compensation	-	-	-	878	-	-	-	878
Cumulative translation adjustment	-	-	-	-	-	65		65
Balance at March 31, 2025	186,386	$380,868	$-	$65,613	$(175,091)	$(3,532)	$32,066	$299,924
See accompanying notes to the consolidated financial statements.
12

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
1.Nature of Operations
enCore Energy Corp. was incorporated on October 30, 2009, under the laws of British Columbia, Canada. enCore Energy Corp., together with its subsidiaries (collectively referred to as the “Company” or “enCore”), is principally engaged in the acquisition, exploration, development and extraction of uranium resource properties in the United States. The Company’s corporate headquarters is located at 5950 Berkshire Lane, Suite 210, Dallas, Texas 75225.
The Company is focused on the extraction of domestic uranium in the United States. The Company only utilizes the proven In-Situ Recovery technology (“ISR”) to provide necessary fuel for the generation of clean, reliable, and carbon-free nuclear energy.
As of March 31, 2025, the Company is an “Exploration Stage Issuer” as defined by Regulation S-K subpart 1300 (“S-K 1300”) of the Securities Act of 1933, as amended (the “Securities Act”) as it has not established proven or probable mineral reserves, as required by the SEC to be defined as a Development Stage Issuer.
2.Summary of Significant Accounting Policies
Basis of Presentation
These unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the SEC applicable to interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto and the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 3, 2025.

As of January 1, 2025, the Company became a U.S. Domestic Issuer, as defined by the SEC. Upon becoming a U.S. Domestic Issuer, and including the report herein, the Company has prepared its consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) effective as of and for the year ended December 31, 2024. The Company adopted U.S. GAAP for the year ended December 31, 2024.
The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for all periods presented.
In management’s opinion, the consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2025.

These financial statements are presented in thousands of United States Dollars. All inter-company transactions and balances have been eliminated upon consolidation.
There are certain disclosures where the Company discloses the amount in Canadian Dollar (“CAD,”) as this is the currency in which the instrument is denominated in.
Principles of Consolidation
These financial statements incorporate the financial statements of the Company and its controlled subsidiaries. We consolidate entities that we control due to ownership of a majority voting interest and we consolidate variable interest entities (VIEs) when we are the primary beneficiary. All intercompany transactions and balances have been eliminated.
The Company has a 70% interest in the Alta Mesa Central Processing Plant (“CPP”) and Wellfield project (“Alta Mesa” or the “Alta Mesa Project”) with Boss Energy Limited (“Boss” or “Boss Energy”) owning the remaining 30%. The Company retained control after Boss acquired their interest in February 2024. Alta Mesa is considered a VIE, with the Company being considered the primary beneficiary. As a result, the Company consolidates the
13

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
operations of Alta Mesa with an offsetting non-controlling interest being recorded. Refer to Note 8 – Sale of Minority Interest in Alta Mesa for more information related to the Boss transaction.

Non-controlling interests represent the portion of their equity which is not attributable, directly or indirectly, to the Company. These amounts are required to be reported as equity instead of as a liability on the consolidated balance sheets. Financial Accounting Standards Board (the “FASB”) Accounting Standard Codification (“ASC”) Topic 810, Consolidation requires net income or loss from non-controlling interests to be shown separately on the consolidated statements of operations.

Segments

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODMs is currently the Acting Chief Executing Officer. The Company has one operating segment and one reportable segment. This reportable segment relates to uranium extraction, recovery and sales of uranium from mineral properties along with the exploration, permitting and evaluation of uranium properties in the United States. The CODM assesses financial performance and decides how to allocate resources based on performance of mineral properties and the sale of uranium.
Mineral Rights and Properties
We have established the existence of mineralized materials for certain uranium projects, including our Rosita Uranium Project (“Rosita” or “Rosita Project”) and Alta Mesa Projects (collectively, the “ISR Mines Projects”). We have not established proven or probable reserves, as defined by S-K 1300, through the completion of a “final” or “bankable” feasibility study for any of the uranium projects we operate, including our ISR Mines Projects. As a result, and despite the fact that we commenced the extraction of mineralized materials at our ISR Mines Projects, we remain an Exploration Stage company, as defined by the SEC, and will continue to remain as an Exploration Stage company until such time proven or probable reserves have been established.
As an Exploration Stage company, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as we exit the Exploration Stage by establishing proven or probable reserves. Expenditures relating to exploration activities, such as drill programs to establish mineralized materials, are expensed as incurred. Expenditures relating to pre-extraction activities, such as the construction of mine wellfields, ion exchange (“IX”) facilities and disposal wells, are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred. The Company presents construction and drilling costs within the exploration costs related to mineral properties in the investing cash flows section of the consolidated statements of cash flows. The remaining costs (e.g. maintenance and lease fees) are included in the operating cash flows section of the consolidated statements of cash flows.

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
14

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
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
Exchange differences arising on the translation of monetary items or on settlement of monetary items are recognized in profit or loss in the period in which they arise. Exchange differences arising on the translation of non-monetary items are recognized in other comprehensive loss in the consolidated statements of comprehensive loss to the extent that gains and losses arising on those non-monetary items are also recognized in other comprehensive loss. When the non-monetary gain or loss is recognized in profit or loss, the exchange component is also recognized in profit or loss.
On consolidation, the Company’s financial statements are translated into the presentation currency, being the U.S. Dollar. Assets and liabilities are translated at the period-end exchange rate. Income and expenses are translated at the average exchange rate for the period in which they arise. Exchange differences are recognized in accumulated comprehensive loss as a separate component within equity.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of bank deposits and term deposits with an original maturity of three months or less. Restricted cash is excluded from cash and cash equivalents and is included in long-term assets. Restricted cash relates to collateralization of its performance obligations with an unrelated third party, also known as performance bonds. These funds are not available for the payment of general corporate obligations. The performance bonds are required for future restoration and reclamation obligations related to the Company’s operations. Refer to Note 9 – Asset Retirement Obligations and Restricted Cash.
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
Marketable Securities
Marketable equity securities consist of investments in publicly traded equity securities. The Company classifies and accounts for its marketable equity securities as available-for-sale. Subsequent to initial recognition, marketable equity securities are measured at fair value and changes therein are recognized as a component of other income (loss) in the unaudited consolidated statements of operations.
15

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
Equity Method Investments
Investments in an entity in which our ownership is greater than 20% but less than 50%, a 50/50 joint venture which the Company does not control, or an entity where other facts and circumstances indicate that we have the ability to exercise significant influence over its operating and financing policies, are accounted for using the equity method in accordance with FASB ASC Topic 323, Investments – Equity Method and Joint Ventures.
The Company accounts for equity method investments over which the Company exerts significant influence, but not control, over the financial and operating policies through the fair value option of FASB ASC Topic 825, Financial Instruments. The fair value of the investee’s common shares is measured based on its closing market price. Subsequent to initial recognition, equity method investments are measured at fair value and changes therein are recognized as a component of other income (loss) in the unaudited consolidated statements of operations.
Property, Plant and Equipment
Property, plant and equipment is measured at cost less accumulated depreciation. Useful lives are based on the Company’s estimate at the date of acquisition and are depreciated straight-line as follows for each class of assets:

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
There were no indicators of impairment as of March 31, 2025 or 2024.
Impairment of Long-lived Assets
The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Mineral rights and properties are monitored for impairment based on factors such as uranium prices, government regulations, our continued right to explore the area, exploration reports, assays, technical reports, drill results and its continued plans to fund exploration and development programs on the property.
16

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
On each reporting date, the Company conducts a review of potential triggering events for all its mineral rights and properties. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of its long-lived assets in accordance with its accounting policy. Impairment losses are recognized as part of operating losses in the unaudited consolidated statements of operations.
Recoverability is measured by comparing the undiscounted future net cash flows to the net book value. When the net book value exceeds future net undiscounted cash flows, the fair value is compared to the net book value and an impairment loss may be measured and recorded based on the excess of the net book value over fair value. Fair value for mineral rights and properties prior to extraction is based on a combined approach of a discounted cash flow analysis and a market approach.
Future cash flows are estimated based on quantities of recoverable mineralized material, expected uranium or Rare Earth Elements (“REE”) prices (considering current and historical prices, trends and estimates), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company's estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, uranium prices, production levels, costs and capital are each subject to significant risks and uncertainties.
There were no indicators of impairment for long-lived assets as of March 31, 2025 or 2024.
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
17

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
Asset retirement obligations (“ARO”) consist of estimated final well closure, plant and equipment decommissioning and removal and environmental remediation costs to be incurred by our Company in the future. The asset retirement obligation is estimated based on the current costs escalated at an inflation rate and discounted at a credit adjusted risk-free rate at inception. The asset retirement obligations are capitalized as part of the costs of the underlying assets and amortized over their remaining useful life. The asset retirement obligations are accreted to an undiscounted value until they are settled. The accretion expenses are charged to earnings and the actual retirement costs are recorded against the asset retirement obligations when incurred.
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
The Company classifies its financial instruments in the following categories: at fair value through profit and loss (“FVTPL”), at fair value through other comprehensive loss (“FVTOCI”), or at amortized cost. The Company determines the classification of financial assets at initial recognition. The classification of debt instruments is driven by the Company’s business model for managing the financial assets and their contractual cash flow characteristics. Equity instruments that are held for trading are classified as FVTPL. For other equity instruments, on the day of acquisition the Company can make an irrevocable election (on an instrument-by instrument basis) to designate them at FVTOCI. Financial liabilities are measured at amortized cost, unless they are required to be measured at FVTPL (such as instruments held for trading or derivatives) or the Company has opted to measure them at FVTPL. Financial assets and liabilities carried at FVTPL are initially recorded at fair value and transaction costs are expensed in profit or loss. Realized and unrealized gains and losses arising from changes in the fair value of the financial assets and liabilities held at FVTPL are included in the unaudited consolidated statements of operations in the period in which they arise.
18

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
Revenue Recognition and Trade Receivables
Our revenues are primarily derived from the sale of uranium that we either purchased from a third-party or recovered and extracted from the Company’s mining properties.
The Company's sales of uranium concentrates are derived from contracts with major U.S. utilities. Revenue is recognized when delivery is evidenced by book transfer at the applicable uranium storage facility. The sales contracts specify the quantity to be delivered, the price, payment terms and the year of the delivery. Under these contracts, each product delivered to the customer represents a separate performance obligation. The Company's contracts with its customers include minimum quantities to be delivered over terms greater than one year and may include fixed prices, market-based prices, and other variable pricing. In many contracts the variable consideration is allocated entirely to a wholly unsatisfied performance obligation, having met the criteria to do so. Other contracts may require certain variable consideration to be estimated and constrained as part of the transaction price.
Under the Company’s uranium contracts, it invoices customers after the performance obligations have been satisfied, at which point payment is unconditional. Accordingly the Company’s uranium contracts generally do not give rise to contract assets or liabilities.
The Company applies the optional exemption not to disclose the remaining transaction price that is variable and allocated to wholly unsatisfied future quantities. The Company expects to recognize revenue related to fixed and unconstrained variable consideration of $68,000 in the next 3 years, and $269,000 thereafter under the non-cancelable portion of these contracts.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates its estimate of expected credit losses based on historical experience and current and forecasted future economic conditions for each portfolio of customers. As of March 31, 2025 and December 31, 2024, the Company did not have an allowance for expected credit losses for trade accounts receivable. As of March 31, 2025 and December 31, 2024, the Company did not have receivables from contracts with customers.

Earnings/(Loss) per Share
Basic earnings or loss per share includes no potential dilution and is computed by dividing the earnings or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share reflects the potential dilution of securities that could share in the earnings or loss of our Company. Securities are excluded from the calculation of our diluted weighted average common shares outstanding if their effect would be anti-dilutive based on the treasury stock method or due to a net loss from continuing operations.
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
Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures. The ASU enhances disclosure of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the CODM, extends certain annual disclosures to interim periods, and permits more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in years beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024. Early adoption of the ASU is permitted, including adoption in
19

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
any interim period for which financial statements have not been issued. The Company adopted this effective January 1, 2024, and expanded its segment disclosure in Note 17 - Segments.
In March 2024, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. The ASU requires additional quantitative and qualitative income tax disclosures to allow readers of the unaudited consolidated financial statements to assess how the Company’s operations, related tax risks and tax planning affect its tax rate and prospects for future cash flows. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024. The Company adopted this effective December 31, 2024. Adoption did not have a material impact on the Company's unaudited consolidated financial statements.

3.Inventory
Costs of inventory consisted of the following:

	March 31, 2025	December 31, 2024
Purchased uranium inventories	$1,717	$16,614
Raw uranium	3,632	1,564
Uranium concentrates from extraction	740	2,718
Materials and supplies	93	71
Total	$6,182	$20,967
In order to measure inventory at the lower of cost and net realizable value as of March 31, 2025 and March 31, 2024, the Company recognized impairment losses related to purchased uranium in the amount of $155 and $1,860, respectively. These losses are recorded in cost of goods sold in the Company’s unaudited consolidated statements of operations.
The Company recognized depletion in cost of sales of $1,009 for the three months ended March 31, 2025 for capitalized costs related to mineral properties that were depleted to inventory using the units-of-production method and then sold during the period. There was no depletion recognized in cost of sales for the three months ended March 31, 2024.

4.Investments in Equity and Marketable Securities
The Company records both marketable securities and equity method investments at fair value. The Company has classified these investments on the Company’s unaudited consolidated balance sheets as marketable securities.
The following table summarizes the changes in fair value of the Company’s investment in equity securities as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Balance, beginning of year	$24,883	$19,933
Investment in publicly traded companies	-	9,798
Divestment of publicly traded companies	-	(548)
Fair value gain/(loss) on marketable securities	(9,876)	(2,711)
Foreign exchange translation	34	(1,589)
Balance, end of period	15,041	24,883
Noncurrent marketable securities	(224)	(837)
Current marketable securities	$14,817	$24,046
There were no realized gains or losses during the three months ended March 31, 2025. The realized gain on marketable securities sold during the three months ended March 31, 2024 , was $252. The unrealized loss on marketable securities for the three months ended March 31, 2025 and March 31, 2024 was $9,876 and $821,
20

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
respectively. These net realized and unrealized gains and losses are recorded in the consolidated statements of operations.

5.Intangible Assets
Intangible assets consist of the following as of March 31, 2025 and December 31, 2024.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2025
Definite-lived: Data access agreement	$251	$112	$139
Indefinite-lived: Data purchases	1,328	-	1,328
	$1,579	$112	$1,467

December 31, 2024
Definite-lived: Data access agreement	$250	$107	$143
Indefinite-lived: Data purchases	328	-	328
	$578	$107	$471
Aggregate intangible asset amortization expense was $5 for the three months ended March 31, 2025 and 2024, respectively, and was recorded in depreciation, amortization and accretion expense in the unaudited consolidated statements of operations.

Estimated future intangible asset amortization expense based upon the carrying value as of March 31, 2025 is as follows (in thousands):

	Remainder of 2025	2026	2027	2028	2029	2030	Thereafter	Total
Amortization expense	$14	$18	$18	$18	$18	$18	$35	$139
6.Property, Plant & Equipment, Net
Property, plant and equipment consists of the following:

(In thousands)	March 31, 2025	December 31, 2024
Uranium plants	$9,932	$8,292
Furniture	135	135
Buildings	1,275	807
Software	142	142
Other property and equipment	10,078	8,882
Construction in progress	12,128	10,039
Total property, plant and equipment	33,690	28,297
Less: Accumulated depreciation	(4,967)	(4,280)
Total property, plant and equipment, net	$28,723	$24,017
Aggregate depreciation expense was $687 and $392 for the three months ended March 31, 2025 and 2024, respectively and is included in depreciation, amortization and accretion in the unaudited consolidated statements of operations.
21

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
7.Mineral Rights and Properties
As of March 31, 2025, we had mineral rights in the US states of Texas, Wyoming, South Dakota, Colorado, Arizona and New Mexico. These mineral rights were acquired through asset acquisitions, lease or option agreements. As of March 31, 2025, annual maintenance payments of approximately $1,610 are required to maintain these mineral rights.
As of March 31, 2025 the activity of these mineral rights and properties was as follows:

Amount
Balance, December 31, 2024	$271,922
Depletion capitalized into inventory	(1,781)
Balance, March 31, 2025	$270,141
The Company recorded depletion of $1,781 that was capitalized to inventory during the three months ended March 31, 2025 utilizing the units-of-production method, $186 of which was included in distributions to non-controlling interest and $1,595 that was capitalized into ending inventory as of March 31, 2025.
Texas
Alta Mesa Project
The Alta Mesa Project is located in Brooks County, Texas.
In February 2024, the Company completed several transactions under a master transaction agreement (the “MT” Agreement”) with Boss Energy Ltd. The completion of these transaction resulted in the Company holding a 70% interest in the project while also remaining as the project manager. Boss Energy Ltd. holds a 30% interest in the project. Refer to Note 8 – Sale of Minority Interest in Alta Mesa for further details. As of March 31, 2025, $116,657 was capitalized as Mineral Rights and Property on the Company’s unaudited consolidated balance sheets.

Wyoming
Gas Hills
The Gas Hills Project is located in Riverton, Wyoming.
Juniper Ridge
The Juniper Ridge Project is located in the southwest portion of Wyoming.
South Dakota
Dewey Burdock
The Dewey Burdock Project is an in-situ recovery uranium project located near Edgemont, South Dakota.
Notably, the advanced stage Dewey Burdock Uranium Project (“Dewey-Burdock” or “Dewey-Burdock Project”)) in South Dakota has demonstrated ISR resources, including a 2019 Preliminary Economic Assessment (“PEA”) citing robust economics. The Company is in the process of reviewing and updating the PEA to reflect current economics and planning. The project has its source material license from the U.S. Nuclear Regulatory Commission (“NRC”) and its underground injection permits and aquifer exemption from the US Environmental Protection Agency (“EPA.”)
22

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
New Mexico
McKinley, Crownpoint and Hosta Butte
As of March 31, 2025, the Company owned a 100% interest in the McKinley properties and a 60 - 100% interest in the adjacent Crownpoint and Hosta Butte properties, all of which are located in McKinley County, New Mexico. The Company owned a 100% interest in the rest of the Crownpoint and Hosta Butte project area, subject to a 3% gross profit royalty on uranium produced.
In April 2025, the Company completed the sale of NM Energy Holding Canada Corp. (“NM Energy Canada,”) an enCore subsidiary (the “Sale”) that holds the Crownpoint and Hosta Butte projects to Verdera Energy Corp. (“Verdera”) pursuant to a share purchase agreement, dated March 17, 2025 (the “Share Purchase Agreement”). For more information regarding the Share Purchase Agreement and Sale, see Note 18 - Subsequent Events.

8.Sale of Minority Interest in Alta Mesa
On February 26, 2024, pursuant to the terms of the MT Agreement, Boss Energy acquired a 30% equity interest in a new limited liability company (the “JV Alta Mesa”) that was formed to hold the Alta Mesa Project, in exchange for a payment of $60,000. The Company holds 70% equity in JV Alta Mesa. Upon the closing of the transaction, the parties entered into an agreement which governs JV Alta Mesa. Pursuant to the agreement, the Company acts as manager of the JV Alta Mesa and is entitled to a management fee.
Boss also acquired 2,564,102 common shares of the Company for total proceeds to the Company of $10,000. Finally, the parties also entered into a strategic collaboration agreement for the collaboration and research to develop the Company’s prompt fission neutron technology, to be financed equally by each party. The terms of the agreement and the disposal of a 30% interest in the JV Alta Mesa support that control was retained both before and after Boss acquired their interest, and that joint control is not present. As such, Company will continue to consolidate the operations of the JV Alta Mesa with non-controlling interest being recorded.
The table below is a summary of the accounting for recognition of the initial non-controlling interest on Boss acquiring 30% interest in the JV Alta Mesa. The difference between the percent of the net assets attributable to Boss and the consideration received is included as part of additional paid in capital.

Amount
Boss Initial Non-Controlling interest
Cash received	$60,000
Additional paid in capital	(20,447)
Non-controlling interest	$39,553
The Company, upon initial recognition and formation of the joint venture and the sale of minority interest to Boss, recognized a decrease in additional paid-in capital and an increase in income tax benefit of $4,989 due to there
23

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
being a difference between the selling price of the minority interest and the book basis of the non-controlling interest as of the formation date.
The table below is a summary of the accounting for Non-Controlling Interest as of March 31, 2025.

Amount
Initial non-controlling interest	$39,553
Net loss for the period attributable to non-controlling interest	(6,601)
Inventory transfers to non-controlling interest	(1,905)
Contributions from non-controlling interest	1,759
Balance at December 31, 2024	$32,806

Balance at January 1, 2025	$32,806
Net loss for the period attributable to non-controlling interest	(1,144)
Inventory transfers to non-controlling interest	(1,053)
Contributions from non-controlling interest	1,457
Balance at March 31, 2025	$32,066

9.Asset Retirement Obligations and Restricted Cash
The asset retirement obligations continuity summary is as follows:

Amount
Balance, December 31, 2024	$16,918
Accretion	458
Settlement	(37)
Balance, March 31, 2025	$17,339
As of March 31, 2025 and December 31, 2024, the estimated future undiscounted cash flows to settle the Company’s asset retirement obligations total $23,492 and $23,529, respectively.

As of March 31, 2025 and December 31, 2024, the Company deposited $7,752 and $7,751, respectively, for collateralization of its performance obligations with an unrelated third party also known as performance bonds. These funds are not available for the payment of general corporate obligations. The performance bonds are required for future restoration and reclamation obligations related to the Company’s operations. These funds are categorized as restricted cash on the Company’s unaudited consolidated balance sheet.
24

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
10.Commitments and Contingencies
    General Legal Matters
On March 14, 2025, a purported shareholder of the Company filed a putative federal securities class action, in the United States District Court for the Southern District of Texas (the “Court”) against the Company and certain of its current and former officers and directors (the “Litigation”).
The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 and principally alleges that the defendants failed to disclose that: (1) enCore lacked effective internal controls over financial reporting; (2) enCore could not capitalize certain exploratory and development costs under U.S. GAAP; and (3) as a result, the Company’s net losses would materially increase. The foregoing omissions allegedly made defendants’ positive public statements about Company’s business, operations, and prospects materially false or misleading and artificially inflated the Company’s share price during the class period. The Litigation seeks damages and costs. Management believes that this litigation is preliminary in nature and the Company has not reached a determination that an adverse outcome is probable or estimable.
The Company is subject to routine litigation incidental to our business. The Company is not currently a party to any material legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

Mineral Property Commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually. As of March 31, 2025, annual maintenance payments of approximately $1,610 are required to maintain these mineral rights.

Sales Contracts

The Company’s sales commitments, for all sales contracts, are presented in pounds (in thousands) below.

Year	Volume (in pounds)
Remainder of 2025	365
2026	900
2027	850
2028	1,000
2029	1,500
Thereafter	3,700
Total	8,315

Reclamation Bonds
The Company has indemnified third-party companies to provide reclamation bonds as collateral for the Company’s ARO. The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of March 31, 2025 and December 31, 2024, the Company had $7,752 and $7,751, respectively, posted as collateral against an undiscounted ARO of $23,492 and $23,529, respectively.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
11.Fair Value
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
The Company’s investments include certain investments accounted for at fair value consisting of warrants that are valued using the Black-Scholes option model based on observable inputs and as such are classified within Level 2 of the hierarchy. The warrant asset is included in marketable securities, long-term on the unaudited consolidated balance sheet.

The Company’s convertible promissory note debt component was fair valued utilizing a 12% discount rate, which is the Company’s estimate of the market discount rate for this arrangement. This is classified within Level 2 of the hierarchy.

	Level 1	Level 2	Level 3	Total
March 31, 2025
Marketable securities, current and non-current	$14,832			$14,832
Warrant asset		209		209
	$14,832	$209	$-	$15,041

	Level 1	Level 2	Level 3	Total
December 31, 2024
Marketable securities, current and non-current	$24,314	$-		$24,314
Warrant asset		569		569
	$24,314	$569	$-	$24,883

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
12.Stockholders’ Equity
The authorized common stock of the Company consists of an unlimited number of common and preferred shares without par value. The Company’s common stock has no par value. All proceeds received for issuance of common stock is attributed to common stock on the Company’s consolidated balance sheets.
During the three months ended March 31, 2025, the Company issued:
i)90,000 common shares were issued on the exercise of warrants, for gross proceeds of $236. In connection with the warrants exercised, the Company reclassified $66 from additional paid in capital to share capital.
ii)181,333 common shares were issued on the exercise of stock options, for gross proceeds of $141. In connection with the stock options exercised, the Company reclassified $100 from additional paid in capital to common stock.
During the three months ended March 31, 2024, the Company issued:
i)2,564,102 units to Boss in February of 2024, for a private placement at a price of $3.90 per unit for gross proceeds of $10,000.
ii)6,872,143 common shares were issued to extinguish the convertible note with a carrying value of $23,117 in February 2024.
iii)5,579,385 common shares were issued on the exercise of warrants, for gross proceeds of $16,934. In connection with the warrants exercised, the Company reclassified $5,363 from additional paid in capital to share capital.
iv)697,754 common shares were issued on the exercise of stock options, for gross proceeds of $901. In connection with the stock options exercised, the Company reclassified $1,108 from additional paid in capital to common stock.
v)495,765 common shares were sold in accordance with the Company’s ATM program for gross proceeds of $2,008.
Share Purchase Warrants
A summary of the status of the Company’s warrants as of March 31, 2025, and changes during the three months then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price CAD
Outstanding, December 31, 2024	19,934,084	$3.81
Exercised	(90,000)	3.75
Outstanding, March 31, 2025	19,844,084	$3.81

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
As of March 31, 2025, share purchase warrants outstanding were as follows:

		Warrants Outstanding March 31, 2025
Warrant Price Per Share CAD	Number of Warrants	Weighted Average Remaining Life (years)	Weighted Average Exercise Price CAD
C$3.25	2,369	0.00	C$3.25
3.91	75	0.00	3.91
4.05	3,835,440	0.17	4.05
C$3.75	16,006,200	0.71	3.75
Total	19,844,084	0.87	C$3.81

13.Share-Based Compensation
Share-based Compensation
The Company adopted a Stock Option Plan (the “Stock Option Plan”) under which it was authorized to grant options to officers, directors, employees and consultants enabling them to acquire common shares of the Company. The number of shares reserved for issuance under the Stock Option Plan cannot exceed 10% of the outstanding common shares at the time of the grant. The options can be granted for a maximum of five years and vest as determined by the board of directors (the “Board”).
In August 2024, the Company adopted a new 2024 Long Term Incentive Plan (the “LTIP”) to replace the Stock Option Plan. Awards previously issued and outstanding pursuant to the Stock Option Plan will continue to be governed by the Stock Option Plan.
The number of common shares reserved for issuance pursuant to awards granted under the LTIP will not, in the aggregate, exceed 10% of the issued and outstanding Common Shares at the time of the grant. No award, other than an option, may vest before the date that is one year following the date on which the award is granted, except in the case of accelerated vesting as defined in the LTIP.
Activity of outstanding stock options for the three months ended March 31, 2025, is as follows:

	Number of stock options	Weighted average exercise price (CAD)
Balance, December 31, 2024	8,874,726	C$4.03
Exercised	(181,333)	1.12
Forfeited/expired	(430,292)	4.88
Balance, March 31, 2025	8,263,101	C$4.05
Exercisable, March 31, 2025	6,053,215	C$3.65

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

As of March 31, 2025, stock options outstanding and exercisable were as follows:

		Options Outstanding		Options Exercisable
		March 31, 2025		March 31, 2025
Option price per share (CAD)	Options #	Weighted average remaining life (years)	Weighted average exercise price (CAD)	Options #	Weighted average exercise price (CAD)
C$0.18 - 1.92	679,166	0.01	C$1.04	679,166	C$1.04
C$2.40 - 3.79	2,515,351	0.77	2.92	2,102,590	2.95
C$4.20 - 5.76	5,068,584	1.71	5.02	3,271,459	4.65
	8,263,101	2.49	C$4.05	6,053,215	C$3.65

As of March 31, 2025, the aggregate intrinsic value of all outstanding stock options granted and vested was estimated at $480. As of March 31, 2025, the unrecognized compensation cost related to unvested stock options was $1,822, which is expected to be recognized over a weighted average period of 0.6 years.
A summary of the Company’s unvested stock option activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (CAD)
Outstanding, December 31, 2024	2,705,387	C$2.54
Vested	(93,750)	3.05
Forfeited	(401,750)	2.40
Outstanding, March 31, 2025	2,209,887	C$2.55
There were no options granted during the three months ended March 31, 2025.
During the three months ended March 31, 2024, the Company granted an aggregate of 425,000 stock options to directors, officers, employees, and an accounting advisory consultant of the Company. A fair value of $955 was calculated for these options as measured at the grant date using the Black-Scholes option pricing model.
The Company’s standard stock option vesting schedule calls for 25% every six months commencing six months after the grant date.
During the three months ended March 31, 2025 and 2024, the Company recognized stock option expense of $878 and $818, respectively, for the vested portion of the stock options.
The fair value of all compensatory options granted is estimated on the grant date using the Black-Scholes option pricing model. There were no options granted during the three months ended March 31, 2025. The weighted average assumptions used in calculating the fair values as of December 31, 2024, are as follows:

December 31, 2024
(CAD)
Exercise price	C$5.74
Share price	C$5.75

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

Risk-free rate	3.70%
Expected life (in years)	3.11
Expected volatility	68.08%
Expected dividend yield	0%
Weighted average grant date fair value	C$2.78

The Company has elected to utilize the simplified method for determining the expected life of the options. This is due to the options granted being considered “plain vanilla” in accordance with SAB Topic 14 in ASC 718. This simplified method allows for the average of the vesting period and contractual life.
14.Debt
Convertible Promissory Note
On February 14, 2023, the Company issued a secured convertible promissory note (the “Note”) in connection with the Alta Mesa asset acquisition.
The principal value of the Note was $60,000, and the Note was secured by certain assets of the Company pursuant to the terms of a Pledge Agreement, a Security Agreement, and a Guaranty Agreement between the parties.
The principal portion of the Note was convertible at any time and at the option of the holder into common shares of the Company at a conversion price of $2.9103 per share until maturity and bore interest at a rate of 8.0% per annum.
The premium related to the conversion was determined to be $3,813, which was recognized in equity as part of additional paid in capital. The remainder of the proceeds of $56,187 was allocated to the debt component of the Note. The debt component was accreted to the principal balance over its estimated life. The Company recorded accretion expense of and $64 for the three months ended March 31, 2024.

The Company incurred interest expense of $225 for the three months ended March 31, 2024.

In February 2024, the debt was converted to equity by the issuance of 6,872,143 common shares to the debt holder.
Note Payable - Related Party
On December 5, 2023, the Company, through a subsidiary, entered into a loan agreement (the “Uranium Loan”) with Boss to borrow up to 200,000 pounds of uranium from Boss. The Uranium Loan bears interest of 9% and will be repayable in 12 months in cash or uranium at the election of Boss. Boss is considered a related party given its minority ownership of the Alta Mesa JV. On February 21, 2025, the Company, through a subsidiary, amended the Uranium Loan effective February 26, 2025, to revise the schedule of repayment of the loaned uranium and to update the redelivery and repayment methods.
The principal of the note payable as of March 31, 2025, was $10,054. During the three months ended March 31, 2025, and 2024, the Company incurred interest expense of $346 and $174, respectively.

15.Related Party Transactions
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

The amounts paid to key management or entities providing similar services are as follows:

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

	March 31, 2025	March 31, 2024
Consulting	$19	$310
Directors' fees	96	69
Staff costs	226	409
Stock option expense	684	501
Total	$1,025	$1,289

During the three months ended March 31, 2025 and 2024, the Company incurred communications & community engagement consulting fees of $19 and $42, respectively, according to a contract with 5 Spot Corporation, a company owned and operated by the spouse of the Company’s Executive Chairman. During the three months ended March 31, 2024, the Company also incurred finance and accounting consulting fees of $267 according to a contract with Hovan Ventures LLC, a company owned and operated by the former Chief Financial Officer of the Company.

On February 21, 2025, the Company entered into an amendment to the Uranium Loan with Boss as discussed in Note 14 - Debt. Boss owns 30% of the JV Alta Mesa, as discussed in Note 8 - Sale of Minority Interest in Alta Mesa.

On March 17, 2025, the Company and NM Energy Canada entered into the Share Purchase Agreement with Verdera, pursuant to which the Company completed the Sale on April 8, 2025. The spouse of the Company’s Chairman serves as a member of the board of directors of Verdera and certain directors and officers of the Company own common shares of Verdera. The Audit Committee consisting solely of disinterested directors oversaw the negotiation of the terms of the Sale on behalf of the Company. A third party valuation firm acted as financial advisor to the Audit Committee and provided the Audit Committee with an opinion as to the fairness, from a financial point of view, to the Company of the consideration received in the Sale pursuant to the Purchase Agreement. The Purchase Agreement was unanimously approved by the Board upon recommendation by the Audit Committee. For more information regarding the Sale, see Note 7 – Mineral Rights and Properties and Note 18 – Subsequent Events.

As of March 31, 2025, and December 31, 2024, the following amounts were owed to related parties:

		March 31, 2025	December 31, 2024
5-Spot Corporation	Consulting services	$10	$10
Officers and Board members	Accrued compensation	106	836
Boss	Note payable including accrued interest	10,136	21,639
Total		$10,252	$22,486

16.Income Taxes
As of March 31, 2025, the Company maintained a full valuation allowance against its net deferred tax assets. The Company continually reviews the adequacy of the valuation allowance and intends to continue maintaining a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of the allowance. Should the Company’s assessment change in a future period, it may release all or a portion of the valuation allowance, which would result in a deferred tax benefit in the period of adjustment.
For the three months ended March 31, 2025 and 2024, the Company recorded an income tax benefit of $182 and $5,081, respectively. The effective tax rate was 0% for the three months ended March 31, 2025 and 2024, which was a result of the full valuation allowance on net deferred tax assets.

17.Segments
The Company’s operations are located in the United States and are organized into a single reportable segment; the extraction, recovery and sales of uranium from mineral properties along with the exploration, permitting and evaluation of uranium properties in the United States. This segment has been identified based on the way the CODM assesses the business and allocates resources. This segment is monitored for performance and is consistent 0with internal financial reporting. The CODM evaluates the performance of the Company’s reportable segment based on net income (loss). This is primarily managed and evaluated on a consolidated basis.

18.Subsequent Events
In April 2025, the Company completed a sale of NM Energy Holding Canada that holds the Crownpoint and Hosta Butte projects pursuant to the Purchase Agreement with Verdera. As consideration for the sale, the Company received 50,000,000 non-voting preferred shares of Verdera.
On April 23, 2025, the Company’s former chief executive officer filed a demand for arbitration with the Judicial Arbiter Group against the Company. The demand principally alleges that the Company breached his employment agreement by refusing to pay him the amount he claims he would be entitled to under his employment agreement had the Company terminated his employment without just cause. Therefore, he seeks damages for the amounts allegedly owed under his employment agreement for termination without just cause, including salary, his 2024 cash bonus, the annual target bonus and his COBRA coverage for 24 months. Management believes that this litigation is preliminary in nature and the Company believes that a loss is not probable or estimable at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes, which have been prepared in accordance with U.S. GAAP, included elsewhere in this Quarterly Report on Form 10-Q. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated, projected, forecasted or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Quarterly Report. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report and the information under the heading “Risk Factors” in Part I, Item IA, “Risk Factors” of our Annual Report. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.

Business Overview

enCore Energy Corp., America’s Clean Energy Company™, was incorporated on October 30, 2009, under the Laws of British Columbia and is a reporting issuer in all of the provinces and territories of Canada. As of January 1, 2025, the Company ceased to be a “foreign private issuer” and has become a “domestic issuer” and a large accelerated filer within the meanings under the Exchange Act. As a result, the Company must comply with the filing deadlines and disclosure obligations of a domestic issuer and large accelerated filer as set forth in the Exchange Act. This classification impacts the timing of our periodic filings, internal control assessments, and other regulatory requirements. The Company’s common shares are listed on Nasdaq and the TSX Venture Exchange (“TSX-V”) under the trading symbol EU.

We are an exploration stage issuer as defined by S-K 1300, and as required by the SEC, as we have not established proven or probable mineral reserves, through the completion of a pre-feasibility or feasibility study for any of our uranium projects. Even though we commenced extraction of uranium at our Rosita Project and our Alta Mesa Project, the Company remains classified as an exploration stage issuer and will continue to remain an exploration stage issuer until such time as proven or probable mineral reserves have been established at one of our uranium projects.

The Company is focused on extracting domestic uranium within the United States. The Company only utilizes proven ISR technology to provide necessary fuel for the generation of clean, reliable, and carbon-free nuclear energy. In 2024, the Company commenced uranium extraction at the Rosita Central ISR Uranium Processing Plants (“CPPs”) and at the Alta Mesa CPP in South Texas. enCore’s strategy is to build uranium extraction capacity by developing and placing into operation a series of uranium extraction facilities in South Texas, followed by a future pipeline of exploration projects in South Dakota and Wyoming, becoming a leading supplier of domestic uranium to fuel a growing demand for clean energy generation using nuclear power.

Industry and Market Update

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
Expanding the current reactor fleet to meet that level of electrical generating capacity remains a significant challenge to the nuclear industry. To meet those goals, the global industry must protect existing capacity, and there have been multiple public pronouncements from several countries, including the U.S. to protect existing nuclear generating capacity. In the U.S., as a result of clean energy credits granted by several states and the production tax credit for nuclear power provided in the Inflation Reduction Act of 2022, several nuclear utilities have announced operating life extensions and capacity expansions within their existing operating fleet. Also, the industry has seen a truly unprecedented trend in reactor recommissioning. In the U.S., where just a few years ago reactors were being shut down prematurely, nuclear plants such as Diablo Canyon, Palisades, Three Mile Island, and Duane Arnold are positioned to re-enter service.

With increasing demand expectations, an increase in uranium production must occur in an environment beset by risks, including import bans, sanctions, and secondary sanctions imposed by various countries, transportation issues, trade restrictions in other goods and services beyond nuclear fuel, and fewer available ports, all of which have combined to create widespread uncertainty in the market regarding the availability of both current and future supply.
On January 20, 2025, President Trump issued two Executive Orders that specifically referenced nuclear power and uranium as key parts to expanding energy in the U.S. The Executive Order titled, “Unleashing American Energy,” in addition to directing federal agencies to advance permitting for energy projects also called for uranium to be designated as a “critical mineral” by the U.S. Geological Survey. The Executive Order titled, “Declaring a National Energy Emergency,” that directs federal agencies, under emergency authority, to advance permit and license approvals for the production of energy and energy resources. In that Executive Order, uranium is defined as an “energy resource” and subject to the emergency declaration. The U.S. Senate, on February 4, 2025, confirmed Chris Wright, former CEO of Denver-based Liberty Energy, to serve as Energy Secretary. The following day, Wright issued his first Secretarial Order, which directs the Department of Energy (“DOE”) to take immediate action to unleash energy produced in the America in accordance with President Donald Trump’s executive orders.

Below is a list of some of the recent government policy, U.S. market and global market news that can influence the uranium market.

U.S. Government Policy News

•Constellation Energy Corporation, the U.S.’s largest producer of clean, emissions-free, energy, has been awarded more than $1 billion in combined contracts by the U.S. General Services Administration (GSA) to supply power to more than 13 government agencies, and perform energy savings and conservation measures, at five GSA-owned facilities in the National Capital Region.
•U.S. President Donald Trump signed Executive Orders on February 1, 2025, to initiate tariffs on all imports from Canada, Mexico, and China, and later agreed to a 30-day pause on tariffs against Mexico and Canada as both nations took steps to appease his concerns about border security and drug trafficking. A second pause was issued to expire in mid-April. As of May 5, 2025, President Donald Trump's executive orders imposing tariffs on imports from Canada, Mexico, and China have evolved significantly since their initial announcement, see updates below:
•Canada tariff update - A 25% tariff on most Canadian goods (excluding energy) was implemented on March 4, 2025, however, tariffs on goods compliant with the United States-Mexico-Canada Agreement (“USMCA”) were delayed indefinitely, affecting approximately 38% of Canadian imports.
•Mexico tariff update - Similar to Canada, Mexico faced a 25% tariff on most goods, effective March 4. Tariffs on USMCA compliant goods were delayed indefinitely, affecting about 50% of Mexican imports.
•China tariff update - A 145% tariff on most Chinese goods was implemented in stages, with the final increase on April 12. China responded with tariffs on U.S. agricultural products and suspended exports of critical minerals. President Trump expressed a desire for a fair trade deal with China, indicating that negotiations are ongoing.
•While some tariffs have been paused or delayed, significant trade tensions persist with all three countries. Negotiations are ongoing, and further developments are expected in the coming weeks.
•U.S. President Donald Trump signed an Executive Order on February 14, 2025, to establish the National Energy Dominance Council, which will be chaired by the Secretary of Interior, Doug Burgum, and vice-chaired by Energy Secretary, Chris Wright. The council's members will also include the Secretary of State, Secretary of the Treasury, Secretary of Defense, the Attorney General, Secretary of Agriculture, Secretary of Commerce, and Secretary of Transportation. The Council is expected to present the president with a plan for how to raise awareness of the American energy dominance plan within 100 days.
•On March 20, 2025, U.S. President Donald Trump issued an Executive Order aiming to revitalize U.S. Mineral Production. The Secretary of Interior is to provide a list of critical minerals and corresponding specific projects, that with U.S. Government assistance, can begin production via the expediting of approvals.

U.S. Market News
•Xcel Energy Inc., will extend the operation of its Monticello Nuclear Generating Plant (628 MWe BWR) well into the future to support its clean energy vision, following the recent renewal of the plant’s operating license by the U.S. Nuclear Regulatory Commission (“NRC”). The NRC approval allows the plant to operate an additional 20 years, through 2050.
•In response to national interest in new nuclear power to help meet growing electricity needs, South Carolina state utility Santee Cooper has launched a process seeking proposals to acquire and complete, or propose alternatives, for two partially constructed generating units at the V.C. Summer Nuclear Station (the “Summer facility.”) The Summer facility is the only U.S. site that could deliver 2,200 MW of nuclear capacity on an accelerated timeline incorporating the AP1000 technology.
•NextEra Energy, Inc., is advancing plans for the potential restart of the Duane Arnold Nuclear Power Plant in the U.S. state of Iowa.
•Arizona Public Service Company, operator of the three-unit Palo Verde Nuclear Power Plant, announced it is collaborating with the Salt River Project and Tucson Electric Power to assess possible locations for new nuclear capacity, including retiring coal plants. The group will consider small modular reactors (“SMRs”) and has applied for a DOE grant to begin the preliminary search for a potential site under the Generation III+ Small Modular Reactor program, an initiative announced last year providing up to $900 million to support SMR deployment support.
•Nuclear developer, Terrestrial Energy, and The Texas A&M University System announced plans to site an Integral Molten Salt Reactor plant at the Texas A&M-RELLIS campus near Texas A&M University in College Station, Texas. U.S. nuclear developer, TerraPower LLC, has received approval from the Wyoming Industrial Siting Council on its permit for the first Natrium plant, Kemmerer Power Station Unit 1 (345 MWe sodium-cooled fast reactor). TerraPower plans to start construction on both the Kemmerer Training Center and the energy island in 2025.
•The NRC has issued its final environmental impact statement on February 7, 2025, for the proposed second license renewal for Duke Energy's Oconee Nuclear Station, Units 1-3. NRC staff concluded there are no adverse environmental impacts to preclude the renewal of Oconee’s operating licenses for an additional 20 years.
•The DOE disbursed a $56.8 million loan installment to Holtec in support of the restart of the Palisades Nuclear Plant in Michigan on March 19, 2025.
•The DOE has re-issued a $900 million solicitation to support the deployment of small modular reactors in the U.S.A., in alignment with the Trump administration’s agenda to “unleash American energy” and bolster the growing artificial intelligence sector.
Global Market News
•Uranium producer Kazatomprom has announced a temporary suspension of production activity, effective January 1, 2025, at block No. 1 of the Inkai deposit, which is operated by JV Inkai LLP in the Turkestan region of Kazakhstan. On December 30, 2024, JV Inkai, a joint venture involving Kazatomprom (60%) and Cameco Corp. (40%), had not received the necessary approval from the relevant state authorities, as initially expected, due to delayed submission of the required documentation. It is expected to submit the required documentation to Kazakhstan's Ministry of Energy "within the next couple of weeks, and the situation shall be resolved shortly thereafter."
•Westinghouse Electric Co. (“Westinghouse”) has reached a global settlement agreement with Korea Electric Power Corporation and Korea Hydro & Nuclear Power Company to resolve its outstanding intellectual property dispute. The agreement allows both parties to move forward with certainty in the pursuit and deployment of new nuclear reactors.
•Saudi Arabia issued a statement in April of 2025, of its plans to monetize its minerals industry, including selling uranium. Saudi Energy Minister Prince Abdulaziz bin Salman said, "We will enrich it and we will sell it." Saudi Arabia aims to grow its emerging nuclear program to eventually include uranium enrichment. The government has stated it wants to use nuclear power to diversify its energy mix.

•The Plenary Session of the Spanish Congress approved a proposal that calls for extending the operational life of nuclear power plants and improving their safety. The proposal, which includes eight points, urges the Government of Spain to implement a series of measures that would reverse the country's decision to phase out nuclear power. It calls on the government to extend the operational life of existing nuclear power plants in Spain.
•During CERAWeek 2025, in Houston, Texas, a global coalition pledged to emphasize nuclear energy’s essential role in enhancing energy dependability and security while providing continuous clear energy. Per Secretary of Energy, Chris Wright, “our goal is to re-industrialize America. We are working to launch the long awaited American nuclear renaissance, fission and fusion.”
•Westinghouse and Urenco Group entered into an agreement for the supply of high-assay low-enriched uranium (“HALEU”) for the eVinci Microreactors.

Sales of Uranium and Sales Agreements

During the three months ended March 31, 2025, the Company completed uranium sales totaling 290,000 pounds of U3O8, not including converter and transaction costs, for an average sales price of $62.89 per pound of U3O8.
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
The Company has been able to use improving uranium market conditions to create a balanced uranium sales agreement portfolio to provide multiple pricing structures to support future market changes and support production plans. As of March 31, 2025, we have executed fourteen uranium sales agreements to supply uranium to nuclear power plants in the United States and one legacy uranium sales agreement with a uranium trading company. enCore’s uranium sales agreement portfolio is a mix of market related pricing, hybrid base price and market related pricing, base escalated pricing, and fixed prices. Of enCore’s fourteen current uranium sales agreements, two are market-related with no floors or ceilings, and eight are market related that typically retain exposure to spot pricing, while including minimum floor and maximum ceiling prices, some of which are adjusted upwards periodically for inflation. Minimum floor prices are set at levels that provide the Company with a comfortable margin over its expected costs of operations in Texas while still allowing the Company to participate in anticipated escalations of the price of uranium. The Company will continue to assess opportunities to secure future sales agreements that will support its continued project and production growth strategies. The Company is committed to honoring all sales commitments. To meet delivery obligations during the quarter, as uranium extraction increased, the Company occasionally purchased U3O8 in the open market to fill those contractual obligations.
Corporate Updates for the First Quarter 2025

•During the three months ended March 31, 2025, the Company entered into 2 uranium sales agreements, increasing the total number of current uranium, sales agreements to 14 as of March 31, 2025.

•During the three months ended March 31, 2025, the Company increased the number of active rigs in South Texas from 17 to 22, as of March 31, 2025.

•During the quarter, the Company and certain of its officers and directors were named as defendants in a Litigation. The Litigation asserts claims under Sections 10(b) and 20(a) of the Exchange Act Rule 10b-5 against enCore and the Company’s former Chief Executive Officer and current Chief Financial Officer. The key allegations are that the officers failed to disclose that: (1) enCore lacked effective internal controls over financial reporting; (2) enCore could not capitalize certain exploratory and development costs under U.S. GAAP; and (3) as a result, its net losses had substantially increased. The foregoing omissions allegedly made defendants’ positive public statements about the Company’s business, operations, and prospects materially false or misleading. The Litigation seeks compensatory damages for the damages sustained pursuant to the claims alleged above.

•On February 21, 2025, a subsidiary of enCore Energy Corp. (the “Company”) entered into an Amendment No. 2 to the Uranium Loan Agreement (the “Amendment”) with Boss Energy Limited (“Boss Energy”) which, effective February 26, 2025, amends the Uranium Loan Agreement, dated December 5, 2023, (as amended by Amendment No. 1 dated January 31, 2024, the “Agreement”) to revise the schedule of Repayment (as defined in the Agreement) of the amount due as follows:
–On or before February 26, 2025, the Company paid to Boss Energy 118,000 pounds of Outstandings at $100.54 per pound in cash, which includes 18,000 pounds of Outstandings as interest;
–On or before June 27, 2025, the Company must pay Boss Energy an additional 100,000 pounds of Outstandings at $100.54 per pound plus interest. Boss Energy must notify the Company of its election to be paid back in Loan Material (as defined in the Agreement), in cash, or in a combination thereof for the Outstandings due on or before June 27, 2025.
•On March 13, 2025, the Company announced the successful startup of its second Ion Exchange (“IX”) Circuit at its South Texas Alta Mesa CPP location. IX Circuits collect uranium from process water pumped from recovery wells in the wellfield. This second IX Circuit at Alta Mesa doubles the total flow capacity from 2,500 gallons per minute (”GPM”) to 5,000 GPM. Flow rate is an essential factor in expanding the amount of uranium captured. In conjunction with the expansion of processing capacity, the Company also installed additional injection and extraction wells in the currently permitted and operational Wellfield 7 (“PAA-7”) The combination of the second IX Circuit and wellfield expansion utilizes approximately 75% of the current processing capacity. Additional wells will be brought online systematically in order to reach CPP capacity and increase the capture of uranium.
•On March 17, 2025, the Company and NM Energy Canada entered into the Share Purchase Agreement with Verdera, pursuant to which the Company completed the Sale on April 8, 2025. See further details of the Share Purchase Agreement in Note 7 – Mineral Rights and Properties in Alta Mesa and Note 18 – Subsequent Events in the Notes to the Consolidated Unaudited Financial Statements.

Subsequent Event

On April 23, 2025, the Company’s former chief executive officer filed a demand for arbitration with the Judicial Arbiter Group against the Company. The demand principally alleges that the Company breached his employment agreement and by refusing to pay him the amount he claims he would be entitled to under his employment agreement had the Company terminated his employment without just cause. Therefore, he seeks damages for the amounts allegedly owed under his employment agreement for termination without just cause, including salary, his 2024 cash bonus, the annual target bonus and his COBRA coverage for 24 months. Management believes that this litigation is preliminary in nature and the Company believes that a loss is not probable or estimable at this time.

Our website is located at www.encoreuranium.com. From time to time, we may use our website as a distribution channel for material company information.

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

Alta Mesa Uranium Project, Texas

The Alta Mesa Uranium Project is an Exploration Stage Property and is a fully licensed and constructed ISR project and central processing facility, located on over 4,597 acres of private land in the state of Texas

Mesteña Grande Uranium Project, Texas

The Mesteña Grande Uranium Project is an Exploration Stage Property that is located in Brooks and Jim Hogg Counties, Texas and is on land located adjacent to, and to the south, north, and west of the Alta Mesa Uranium Project. The property covers an approximate area of 35 miles in a north-south direction by 30 miles in an east-west direction.
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

Other Non-Material Properties

The Company holds a number of other Exploration Stage Properties that the Company has determined are not material to its business. In total the properties total an aggregate of approximately 360,000 acres of mineral claims, mineral leases, and fee minerals.

Operations Update

The Company is focused on producing uranium in the United States and delivering that uranium to customers. The Company currently utilizes only the proven ISR technology to provide necessary fuel for the generation of clean, reliable, and carbon-free nuclear energy.
enCore owns 3 of the 11 licensed and constructed CPPs in the United States. The Company has several key mineral resource projects in other jurisdictions within the United States. Our S-K 1300 compliant resources are listed below:
Total measured and indicated mineral resources 30.94 million lbs U3O8
Total inferred mineral resources 20.54 million lbs U3O8

The Company’s strategy over the next three years is centered around two of its fully licensed Texas CPPs; Rosita and Alta Mesa. The CPPs located at the Rosita and Kingsville Dome Projects are designed for, and fully capable of, processing feed resin from relocatable satellite IX plants employed at various deposits within a 100-mile radius of each plant. The Rosita CPP was the starting point for enCore’s Texas extraction strategy. In the fourth quarter of 2023, the Company announced it had commenced uranium extraction operations at Rosita from the Rosita Extension wellfield, PAA-5. Rosita is located approximately 60 miles from Corpus Christi, Texas and has an 800,000-pound U3O8 per year production capacity. The Rosita CPP will act as the central processing site for the Rosita South - Cadena, Upper Spring Creek- Brown, Upper Spring Creek – Brevard, and Butler Ranch Projects.
In February 2023, the Company acquired 100% of the Alta Mesa Uranium Project and the Mesteña Grande Uranium Project from Energy Fuels for $120 million. enCore’s fully licensed Alta Mesa CPP is located approximately 100 miles southeast of Corpus Christi, TX, and has a production capacity of 1.5 million pounds of U3O8 per year through its Ion exchange system (IX) located at the plant. The facility has elution, precipitation, drying, and packaging capacity for 2.0 million pounds of U3O8 per year. This plant is designed to accept direct production feed to the IX columns in the plant and concurrently accept loaded resin from satellite locations, once the resin transfer system has been installed. The Alta Mesa Project includes existing and near-term production areas, including fully permitted and authorized production areas 6 and 7. The Mesteña Grande Uranium Project has additional inferred mineral resource areas that will require significant additional exploration drilling and permitting prior to being able to be brought online. In total, the Alta Mesa Uranium Project combined with the Mesteña Grande Uranium Project encompasses mineral leases on over 200,000 acres of private land. In February 2024, the Company sold a 30% interest in the Alta Mesa and Mesteña Grande projects to Boss for $60 million.
In June 2024, the Company announced the successful startup of uranium extraction operations at the Alta Mesa Project. With the restart of the previously operating Alta Mesa Project, the Company is now the only uranium producer in the United States with multiple production facilities in operation as of March 31, 2025. The initial ramp-up was a progressive process to advance and continue increased uranium extraction via direct feed to the Alta Mesa CPP. Exploration drilling and wellfield installation continued at PAA-7 and is showing positive results to support expanding extraction rate capacity through a second IX circuit at the Alta Mesa CPP. During 2024, wellfield solution head grades at Alta Mesa peaked at approximately 150 mg/L U3O8 and averaged approximately 54 mg/L U3O8. Additional wells are being brought online regularly which have the potential to maintain or improve head grades. During the three months ending March 31, 2025, a proprietary wellfield simulation and design software package was installed. This software allows the Company the ability to model wellfield and predict the underground flow patterns for current and future wellfields.

The Kingsville Dome CPP is currently maintained in a standby condition and will require refurbishment prior to commencement of operations. This facility, similar in size and design to the Rosita CPP facility, has a capacity of 800,000 pounds of U3O8 per year.
As the Company has been increasing its operational pace to meet our targets for uranium extraction rates, we have successfully increased our drill rig capacity to facilitate replacing mineral resource depletion and adding mineral resources in South Texas. The Company started with 6 active drill rigs in South Texas at the beginning of 2024, and by December 31, 2024, the number of active rigs in South Texas increased to 17. As of March 31, 2025, the Company had 22 active rigs in South Texas.
enCore has an experienced technical team with years of experience in ISR operations in Texas, Wyoming, and Nebraska supporting and managing our operations. We have been able to utilize that experience and “know how” to self-execute the refurbishment of the Rosita and Alta Mesa CPPs, along with the design, construction and installation of infrastructure for three wellfields and two satellite IX facilities over a period of three years.
South Texas Regulatory Proceedings

Each of the Company’s production facilities maintain several permits and licenses in order to manage the current operations. For the Company’s operating locations, permits and licenses remain current and in effect. In specific cases, some of those permits and licenses are in renewal, and for some expansion activities, new permits or amendments will be necessary. All of our South Texas facility in-situ uranium recovery and underground injection operations are regulated by the Texas Commission on Environment Quality (“TCEQ,”) The TCEQ is the principal regulator of in-situ uranium recovery and underground injection operations. The Radioactive Materials Licenses for Rosita and Alta Mesa are issued by the TCEQ under the NRC Agreement State Program that assures that a mature and consistent regulatory process is in place to provide more certainty regarding regulatory approvals.
Currently, at Alta Mesa, the Radioactive Materials License and the Class III UIC Area Permit are in timely renewal and under technical review by the TCEQ, but those do not affect current expansion activities. At Upper Spring Creek, the TCEQ has issued the Class III UIC Area Permit, and the agency is completing the technical review of the License Amendment to the Rosita Radioactive Materials License that incorporates the Upper Spring Creek wellfield and satellite IX facility into the current license activities. This approval of the license amendment is necessary to advance wellfield and satellite IX construction, and the progress on the approval remains within schedule expectations.
South Dakota Developments

In addition to the Company’s operations in South Texas, it is also developing pipeline projects in other states. Notably, the advanced stage Dewey-Burdock Uranium Project in South Dakota has demonstrated ISR resources, including a 2024 S-K 1300 Technical Report Summary and Canadian National Instrument 43-101 Technical Report and Preliminary Economic Assessment (“PEA”) citing robust economics. The project has its source material license from the NRC and its underground injection permits and aquifer exemption from the EPA. In April 2024, the Company submitted its application to renew the ten (10) year old Source Material License, SUA-1600. The NRC has confirmed that the Dewey-Burdock Source Material License is in timely renewal. The underground injection permits were appealed to the EPA’s Environmental Appeals Board (“EAB”) and the aquifer exemption was appealed to the 8th Circuit Court of Appeals. In September 2024, the Company provided an update regarding the EAB appeal, including a ruling denying the intervenors’ contentions on the merits, and remanded to the EPA to review and complete, if necessary, the administrative record for its permit decisions. Based on a successful outcome for the Company of the appeal of the NRC license, the Company also believes it will be successful in appeals related to the EPA’s underground injection permits and aquifer exemption.
Wyoming Developments

The Company has commenced the initial permitting work to advance the Gas Hills Project as an ISR uranium recovery operation located in central Wyoming, approximately 60 miles west of Casper. As part of the initial data collection for project permitting, the Company initiated core drilling during 2024. Our Gas Hills Project is located in the historic Gas Hills Uranium Mining District in the brownfield area of extensive previous mining.
In addition, the Company initiated exploration drilling to expand the project area at its Dewey Terrace Project area. Notably, the orebody that comprises the Dewey-Burdock Uranium Project extending into Wyoming from South Dakota. Historically, the Company has designated that portion of the ore body extending into Wyoming as its Dewey Terrace Project.

Results of Operations:
Three months ended March 31, 2025 compared to the Three months ended March 31, 2024
The following table summarizes the results of operations for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
(in thousands except per share data)	2025 $	2024 $
Revenue	18,239	30,394	(12,155)	(40)%
Cost of goods sold	18,262	30,863	(12,601)	(41)%
Operating expenses, excluding stock option expense	14,725	10,991	3,734	34%
Stock option expense	878	818	60	7%
Interest income	279	440	(161)	(37)%
Interest expense	(346)	(399)	53	(13)%
Loss on marketable securities, unrealized	(9,876)	(821)	(9,055)	1103%
Gain on marketable securities, realized	-	252	(252)	100%
Other expense	-	(17)	17	100%
Net loss before income taxes	(25,569)	(12,823)	(12,746)	99%
Basic and diluted loss per share	(0.13)	(0.04)	(0.09)	225%

The following table sets forth selected operating data and financial metrics for uranium sales for the three months ended March 31, 2025, and 2024.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2025	2024
Volumes sold (lbs)	290,000	320,000	(30,000)	(9)%
Realized sales price ($/lb)	62.89	94.98	(32.1)	(34)%
Costs applicable to revenues ($/lb)	62.97	96.45	(33.4)	(35)%

•Revenue - Revenue from uranium sales for the three months ended March 31, 2025, was $18,239 compared to revenue of $30,394 for the three months ended March 31, 2024, a decrease of $12,155. The decrease was due to lower volume resulting in completed sales of 290,000 pounds of uranium, compared to completed sales of 320,000 pounds of uranium for three months ended March 31, 2024. The realized sales prices per pound of uranium for the three months ended March 31, 2025, and 2024 were $62.89 and 94.98, respectively, and included the contractual sales price less sales-related costs such as transfer fees. The realized sale price per pound decrease is dictated by the market for uranium, which is a commodity.

•Cost of Sales - Costs applicable to uranium sales were $18,262 for the three months ended March 31, 2025, related to the completed sale of 290,000 pounds of uranium at a weighted average cost of $62.97 per pound compared to uranium costs of $30,863 for the sale of 320,000 pounds at a weighted average cost of $96.45 per pound for the three months ended March 31, 2024. The decrease in costs was due to a lower volume of uranium sold and purchases of uranium at a lower market price. The Company’s weighted average cost components include the cost of purchased uranium and uranium from extraction.

•Operating expenses - Operating expenses include selling, general and administrative expenses. Operating expenses, excluding stock option expenses, for the three months ended March 31, 2025, were $14,725 as compared to $10,991 for the year ended March 31, 2024. This increase primarily reflects the growth and increased activity levels the Company is experiencing in 2025, which is driven primarily by the increased extraction of uranium at Alta Mesa and Rosita which commenced during the latter part of 2024.

•Stock option expense - Stock option expense remained relatively flat for the three months ended March 31, 2025, at $878 compared to $818 for the same period in 2024. Stock option expense is driven by the issuance, exercise, expiration and forfeiture of issued options and common shares.

•Interest income - Interest income for the three months ended March 31, 2025, and March 31, 2024, were $279 and $440, respectively. The change was primarily driven by income recognized on investments in marketable securities.
•Interest expense - Interest expense for the three months ended March 31, 2025, and March 31, 2024, were $346 and $399, respectively. The slight decrease is primarily driven by the conversion of the $60,000 convertible promissory note in February 2024, partially offset by interest expense on the uranium loan in 2024.
•Loss on marketable securities, unrealized - The Company recognized a loss of $9,876 on the fair value of marketable securities for the three months ended March 31, 2025, compared to a loss of $821 for the three months ended March 31, 2024. Unrealized losses for the three months ended March 31, 2025, are due to unfavorable market conditions during the first quarter of 2025.

Non-GAAP Financial Measures

We present non-GAAP financial measures of the total cost of extracted pounds and uranium cost per extracted pound during the reporting period. Total cost of extracted pounds is the cost of sales less the cost of sales of purchased goods, which includes the aggregate purchase price of uranium sourced from purchased uranium. Uranium cost per extracted pound is the total cost of extracted pounds divided by the pounds of uranium extracted during the period. We believe the total cost of extracted pounds and uranium cost per extracted pound, including allocation of cash and non-cash costs, assist investors in evaluating the efficiency and cost-effectiveness of the Company’s extraction process and overall cost structure and financial performance. In addition, management uses these non-GAAP measures to evaluate the ongoing operations for internal planning and forecasting.
During the three months ended March 31, 2025, the Company continued its uranium extraction activities at its South Texas operations.

Total Costs of U3O8 Sold
		Three Months Ended March 31, 2025
		Pounds U3O8	Cost ($000s)	Cost/Pounds
Total Cost of Pounds		290,000	$18,262	$62.97

Purchased inventory	(1)	216,289	$14,900	$68.89
Extracted total cost		73,711	$3,362	$45.62

Extracted:
Cash costs	(2)		$2,304	$31.26
Non-Cash costs	(3)		$1,058	$14.36

(1)		Lower of actual cost or market price as of end Q1-2025.
(2)		Cash costs of extracted pounds related to cost of goods sold are a metric for investors in evaluating the Company's operations.
(3)		Non-cash costs of extracted pounds related to cost of goods sold as an insight into additional expenses that impact overall costs and include depletion and certain sales related fees.

Inventory Remaining on Hand		As of March 31, 2025
		Pounds U3O8	Cost ($000s)	Cost/Pounds
Total Cost of Inventory		153,058	$6,182	$40.39

Purchased inventory	(1)	28,711	$1,717	$59.80
Extracted total cost		124,347	$4,465	$35.91

Extracted:
Cash costs	(2)		$2,859	$22.99
Non-Cash costs	(3)		$1,606	$12.91

(1)	Lower of actual cost or market price as of end Q1-2025.
(2)	Cash costs of extracted pounds related to cost of goods sold are a metric for investors in evaluating the Company's operations.
(3)	Non-cash costs of extracted pounds related to cost of goods sold as an insight into additional expenses that impact overall costs and include depletion and certain sales related fees.

The Company remains committed to cost efficiency and production optimization, ensuring competitive uranium extraction and processing. The Company anticipates further cost efficiencies as additional wellfield patterns come online and economies of scale improve.

Liquidity and Capital Resources

Our short-term cash requirements are primarily driven by exploration and development activities aimed at advancing properties for uranium extraction. We expect to meet our short-term cash requirements generally through existing working capital. As of March 31, 2025, and December 31, 2024, respectively, the Company had cash and cash equivalents of $29,704 and $39,701, respectively, and working capital of $35,677 and $57,334, respectively. Operations to date have been funded primarily from the issue of share capital.

Our long-term cash requirements are also primarily driven by exploration and development activities aimed at advancing properties for uranium extraction. We expect to meet our long-term cash requirements through various sources of capital, which may include a revolving credit facility or line of credit and future debt or equity issuances, existing working capital, and net cash provided by operations and property dispositions. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in future indebtedness), general market conditions for uranium mining companies and other energy companies, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the next twelve-month period following March 31, 2025. We believe that our sources of long-term cash will be sufficient for our needs thereafter.

On December 5, 2023, the Company, through a subsidiary, entered into a loan agreement (the “Uranium Loan”) with Boss to borrow up to 200,000 pounds of uranium from Boss. The Uranium Loan bears interest of 9% and will be repayable in 12 months in cash or uranium at the election of Boss. Boss is considered a related party given its minority ownership of the JV Alta Mesa. On February 21, 2025, the Company, through a subsidiary, amended the Uranium Loan effective February 26, 2025 to revise the schedule of repayment of the loaned uranium and to update the redelivery and repayment methods. See details above in Corporate Highlights for the First Quarter 2025.

During the three months ended March 31, 2025, the Company paid an additional $10,054 of the principal balance off, reducing the outstanding debt to $10,054 as of March 31, 2025.

During the three months ended March 31, 2025 and 2024, the Company incurred interest expense of $346 and $174, respectively.

Cash Flows

The following table reflects cash flow activities for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
Net cash used in operating activities	$(7,735)	$(3,049)	$(4,686)
Net cash used in investing activities	(7,710)	(5,092)	(2,618)
Net cash provided by financing activities	5,422	89,793	(84,371)
Impact of currency rate changes in cash	27	946	(919)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(9,996)	$82,598	$(92,594)

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $4,686, to cash used in of $7,735, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This is largely driven by the absence of outflows related purchases of uranium inventory during the three months ended March 31, 2025. Additionally, there were outflows in 2025, related to the Company’s payments on the uranium loan, which is included as an operating activity given that it was to pay for the delivery of uranium (inventory).

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $2,618, to $7,710, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This was largely driven by an increase in the Company’s capital expenditures and mineral property exploration expenditures at Alta Mesa.

Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $84,371, to cash provided of $5,422 for the three months ended March 31, 2025, compared to cash provided by financing activities for the three months ended March 31, 2024. This was largely driven by cash inflows related to the Company’s sale of a minority interest (30%) in JV Alta Mesa in 2024 as well as higher inflows from warrant exercises in 2024. Additionally, there were cash outflows in 2025 related to the Company’s payments on the uranium loan.

Off Balance Sheet Arrangements

As of March 31, 2025, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Critical Accounting Policies and Estimates

Our unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that impact the reported amount of net sales and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when the estimate or assumption is complex in nature or requires a high degree of judgment and when the use of different judgments, estimates and assumptions could have a material impact on our unaudited consolidated financial statements. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. While our significant accounting policies are described in more detail in Note 2 – Summary of Significant Accounting Policies of our unaudited consolidated financial statements, we provide expanded discussion of our most critical accounting policies, estimates and judgments in the Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risks includes, but is not limited to, equity price risk, uranium price risk and foreign currency risk.

Equity Price Risk

We are subject to market risk related to the market price of our common shares, which trade on Nasdaq and TSX-V. Historically, we have relied upon equity financing from the sale of our common shares to fund our operations. Movements in the price of our common shares have been volatile in the past and may continue to be volatile in the future. As a result, there is a risk that we may not be able to complete an equity financing at an acceptable price when required.
In addition, we have investments in equity securities, which are common shares and warrants of publicly listed companies. Movements in the price of these equity securities have been volatile in the past and may continue to be volatile in the future.
Uranium Price Risk

We are subject to market risk related to the market price of uranium. As of March 31, 2025, we had no uranium supply or off-take agreements in place. Since future sales of uranium concentrates are contracted based on both spot and fixed pricing, fluctuations in the market price of uranium would have a direct impact on our revenues, results of operations and cash flows. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our uranium price exposure to manage our uranium price risk.

Foreign Currency Risk

We are subject to market risk related to foreign currency exchange rate fluctuations. Our functional currency is the United States Dollar; however, a portion of our business is transacted in other currencies including the Canadian Dollar. To date, these fluctuations have not had a material impact on our results of operations.
We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure to manage our foreign currency fluctuation risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, our management, including our Acting Chief Executive Officer and Chief Financial Officer, evaluated, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures cannot yet be considered effective as of March 31, 2025, due to the existence of the material weaknesses in internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management identified the following material weaknesses in internal control over financial reporting.

•The Company had ineffective general information technology controls (“GITCs”) that support the consistent operation of the Company’s information technology (“IT”) systems, including its enterprise resource planning system. As a result, automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from those IT systems were also ineffective because they could have been adversely impacted; and

•The Company did not effectively design, implement, or operate process-level control activities related to its financial reporting processes.

Notwithstanding such material weaknesses in our internal control over financial reporting, our management performed additional analyses and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management, including our Acting Chief Executive Officer and Chief Financial Officer, believe that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in accordance with those principles.
Remediation Activities

As part of improving the effectiveness of our disclosure controls and procedures, management, with oversight from the Audit Committee of the Board of Directors, continued implementing corrective measures during the three months ended March 31, 2025. The Company has invested significant time and resources to enhance the design, implementation, and operation of its internal control over financial reporting.
As previously disclosed, during the three months ended March 31, 2025, we continued to enhance our internal control over financial reporting, including the following:

•Continuing to recruit key positions within our technology, accounting, business operations and other support functions with appropriate qualified experience and enterprise resource planning (“ERP”) knowledge to enhance our risk assessment processes and internal control capabilities, allow for appropriate segregation of duties and change management, and provide appropriate oversight and reviews.

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
•Working to establish a comprehensive GITC evaluation and monitoring program and invest in people and technology to address gaps in information technology (“IT”) systems security controls, IT systems change management controls, and IT systems batch/program monitoring controls, including design of controls to address gaps over our GITC’s for our ERP and certain other IT systems.
•Enhancing policies and procedures to improve our overall control environment and monitoring controls around timely evaluation and communication of internal control deficiencies to those parties responsible for taking corrective action, including senior management and the board of directors, as appropriate.
Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation efforts described above, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures over our internal control over financial reporting will prevent all errors and all fraud, no matter how well designed and operated, due to the inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART II - OTHER INFORMATION
Item 1. - Legal Proceedings
The Company and certain of its officers and directors have been named as defendants in a Litigation. The Litigation asserts claims under Sections 10(b) and 20(a) of the Exchange Act Rule 10b-5 against enCore and the Company’s former Chief Executive Officer (“CEO”) and current Chief Financial Officer (“CFO.”) The key allegations are that the officers failed to disclose that: (1) enCore lacked effective internal controls over financial reporting; (2) enCore could not capitalize certain exploratory and development costs under U.S. GAAP; and (3) as a result, its net losses had substantially increased. The foregoing omissions allegedly made defendants’ positive public statements about the Company’s business, operations, and prospects materially false or misleading. The Litigation seeks compensatory damages for the damages sustained pursuant to the claims alleged above.

On April 23, 2025, the Company’s former chief executive officer filed a demand for arbitration with the Judicial Arbiter Group against the Company. The demand principally alleges that the Company breached his employment agreement and by refusing to pay him the amount he claims he would be entitled to under his employment agreement had the Company terminated his employment without just cause. Therefore, he seeks damages for the amounts allegedly owed under his employment agreement for termination without just cause, including salary, his 2024 cash bonus, the annual target bonus and his COBRA coverage for 24 months. Management believes that this litigation is preliminary in nature and the Company believes that a loss is not probable or estimable at this time.

Item 1A. - Risk Factors
An investment in our Company involves a high degree of risks and potential loss. Investors should carefully consider the risk factors discussed below and all of the other information included in this report before you make any investment decision regarding our securities. We believe the risks and uncertainties as described below are the most significant we face at this current time, but additional risks and uncertainties not known to us or that we currently deem immaterial could also be or become significant. The occurrence of any risks could harm our business, financial condition, results of operations, prospects and reputation and could cause the trading price of our common stock to decline.
The Company could be impacted by the economic implications of tariffs.

The potential imposition of tariffs on uranium and other critical minerals could have complex economic effects. While tariffs may incentivize domestic production by making imported goods more expensive, they can also disrupt established supply chains and increase costs for industries reliant on these materials. For instance, the U.S. has updated tariffs on certain uranium products, which, although not directly used in nuclear energy production, could affect related industries and raise concerns about circumventing sanctions on Russian uranium imports, which could materially adversely affect our business, financial condition and results of operations.
We currently are subject to, and in the future may be subject to, litigation, disputes or regulatory inquiries for a variety of claims, which could adversely affect our results of operations, harm our reputation or otherwise negatively affect our business.

From time to time, we may be involved in litigation, disputes or regulatory inquiries that arise in the ordinary course of business. These may include claims, lawsuits and proceedings involving labor and employment, wage and hour, commercial, alleged securities law violations or other investor claims, and other matters. For example, we currently are involved in a federal securities class action litigation (as previously defined, the “Litigation”), as described further in Note 10 - Commitments and Contingencies. Although we intend to defend against the claims vigorously and carry directors’ and officers’ liability insurance coverage, it is possible that our insurance may not cover all potential claims to which we are exposed and/or may not be adequate to fully cover liability that may be imposed as a result of such claims. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, adversely affect our reputation and/or result in the diversion of significant operational resources. Because litigation is inherently unpredictable, we cannot ensure that such actions, including the Litigation, will not have a material adverse effect on our revenue, business, brand, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2025, 90,000 common shares were issued on the exercise of warrants, for gross proceeds of $236 and 181,333 common shares were issued on the exercise of stock options, for gross proceeds of $141. The common shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act and Rule 4(a)(2) of the Securities Act because (i) the issuances were to investors outside the United States and/or (ii) in a transaction not involving any public offering.

Item 3. Defaults upon Senior Securities
None
Item 4. Mine Safety Disclosures
Our operations and other activities are not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.
Item 5. Other Information
None

Item 6. Exhibits

Exhibit	Description
10.1
Share Purchase Agreement, dated March 17, 2025, by and among enCore Energy Corp., Verdera Energy Corp. and NM Energy Holding Canada Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2025)

10.2
Letter Agreement, dated April 3, 2025, by and between Robert Willette and enCore Energy Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2025)

10.3
Side Letter, dated April 4, 2025, by and between enCore Energy Corp. and Verdera Energy Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2025)

10.4
Registration Rights Agreement, executed April 8, 2025, by and between enCore Energy Corp. and Verdera Energy Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2025)

10.5
Amendment No. 2 to Uranium Loan Agreement, effective February 26, 2025, by and between enCore Energy US Corp. and Boss Energy Limited (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed with the SEC on March 3, 2025)

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the U.S. Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the U.S. Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File (formatted as iXBRL)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

enCore Energy Corp
(Registrant)

Dated: May 8, 2025                    By:    /s/ Robert Willette
Robert Willette
Acting Chief Executive Officer and Chief Legal Officer (Principal Executive Officer)

Dated: May 8, 2025                    By:     /s/ Shona Wilson
Shona Wilson

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)