Form 10-Q
period 2025-06-30
enCore Energy Corp.
filed 2025-08-11
CIK 1500881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2025
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.
 Commission File Number: 001-41489
ENCORE ENERGY CORP.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
5950 Berkshire Lane, Suite 210 Dallas, TX,75225
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: 361-239-5449
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, no par value	EU	The Nasdaq Capital Market LLC TSX Venture Exchange
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

As of August 4, 2025, there were  187,094,534 shares of the registrant’s no par value common shares, the registrant’s only outstanding class of voting securities, outstanding.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) and information incorporated by reference herein, contains forward-looking statements and forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation that are subject to risks and uncertainties. Forward-looking statements and information can generally be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” “plans,” “maintains,” “projects,” and similar terminology or variations (including negative variations) of such words and phrases or statements. Forward-looking statements and information are not historical facts, are made as of the date of this Quarterly Report, and include, but are not limited to, statements regarding discussions of results from operations (including, without limitation, statements about the Company’s opportunities, strategies, competition, expected activities, revenues from existing contracts and expenditures, including its sales strategy providing a base level of projected income, as the Company pursues its business plan, the adequacy of the Company’s available cash resources and other statements about future events or results), performance (both operational and financial), including operational expansion, the Company’s intent to not utilize its equity commitment, the Company’s belief it is positioned to meet the increased demand for clean, reliable nuclear energy, statements regarding the ability to complete, and the timing of completion of a Going Public Transaction (as defined below) and ability to complete, to shareholders of the Company and business prospects, future business plans and opportunities and statements as to management’s expectations with respect to, among other things, the activities contemplated in this Quarterly Report.

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

●	assumptions regarding the timing and use of our cash resources;
●	our ability to, and the means by which the Company can, raise additional capital to advance other exploration and evaluation objectives;
●	our operations and key suppliers of essential services;
●	our employees, contractors and subcontractors will be available to continue operations;
●	our ability to obtain all necessary regulatory approvals, permits and licenses for our planned activities under governmental and other applicable regulatory regimes;
●	our expectations regarding the demand for and supply of uranium, the outlook for long-term contracting, changes in regulations, public perception of nuclear power, and the construction of new and ongoing operation of existing nuclear power plants;
●	our expectations regarding spot and long-term prices and realized prices for uranium;
●	our expectations that our holdings of physical uranium will be helpful in securing project financing and/or in securing long- term uranium supply agreements in the future;
●	our expectations regarding tax rates, currency exchange rates, and interest rates;
●	our decommissioning and reclamation obligations and the status and ongoing maintenance of agreements with third parties with respect thereto;
●	our mineral resource estimates, and the assumptions upon which they are based;
●	our, and our contractors’, ability to comply with current and future environmental, safety and other regulatory requirements and to obtain and maintain required regulatory approvals; and
●	our operations are not significantly disrupted by political instability, nationalization, terrorism, sabotage, pandemics, social or political activism, breakdown, natural disasters, governmental or political actions, litigation or arbitration proceedings, equipment or infrastructure failure, labor shortages, transportation disruptions or accidents, or other development or exploration risks.

Some of the risks and uncertainties that could cause actual results to differ materially from any future results expressed in or implied by the forward-looking statements and information in this Quarterly Report include, among others, the following:

●
our history of negative operating cash flows and our ability to develop or maintain positive cash flow from our extraction activities and the ability to obtain additional financing, if needed, in connection with the implementation of business and strategic plans;

●	risks associated with our expansion-by-acquisition strategy;
●	our properties do not contain mineral reserves and some of our properties, projects and facilities may not be economic within a reasonable time period or at all;
●	reliance on key personnel, contractors and experts;
●	conflicts of interest of our directors and officers;
●	risks associated with exploration of, development of, and extraction from mineral properties;
●	our reliance on third party drilling contractors, including an increased risk of loss, including weather related risks or underutilization of drilling rigs;
●	risks inherent to mineral exploration and extraction;
●	the commercial viability of economic extraction of minerals from uranium deposits;
●	the subjectiveness and uncertainty of estimations of mineral resources;
●	future mineral extraction estimates may not be achieved;
●	estimates of commodity prices used in preliminary economic assessments may never be realized;
●	requirements to obtain or retain key permits to advance or achieve extraction;
●	involvement of external groups, including Native American tribes or non-governmental organizations, in the permitting process;
●	challenges to title of our mineral property interests;
●	our ability to attract, retain, train, motivate, and develop skilled employees;
●	existing competition and geopolitical changes in the competitive landscape;
●	public opinion and perception of nuclear energy;
●	volatility in market prices of uranium;
●	applicable laws, regulations and standards, including environmental protection laws and regulations;
●	our ability to raise equity or obtain debt financing, including obtaining additional financing on acceptable terms when needed;
●	accuracy of extraction, capital and operating cost estimates;
●	ability of novel methods for extraction to yield anticipated results;
●	the need for technical innovation and risk of obsolescence;
●	availability of a public market for uranium, including global demand and supply;
●	changes and uncertainty in United States trade policy, tariff and import/export regulations;
●	risks related to our operations on federal lands, including possible designation of national monuments or withdrawal of permits;
●	risks related to our Alta Mesa joint venture;
●	taxation implications of United States holders if the Company is a passive foreign investment company;
●	potential dilution if we issue additional common shares, no par value (the “common shares”) or securities convertible into common shares;
●	price volatility of our common shares;
●	our expectation to not declare or pay dividends;
●	reliance on information technology systems, and cybersecurity risks;
●	the time and resources necessary to comply with corporate governance practices and securities rules and regulations in the United States and Canada;
●	our management’s ability to maintain effective internal controls;
●	our remediation plan and ability to remediate the material weaknesses in our internal controls over financial reporting;
●	potential lack of access to enforcement of civil liabilities against the Company or its directors and officers;
●	our ability to protect our proprietary data, technology and intellectual property;
●	changes in climate conditions; and
●
other risks included under the heading “Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025 and our Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2025.

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

enCore Energy Corp
Consolidated Balance Sheets

(in thousands, except per share data)	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$26,897	$39,701
Prepaid expenses and other current assets	1,986	2,700
Marketable securities	11,357	24,046
Inventory, net	9,678	20,967
Total current assets	49,918	87,414

Mineral rights and properties, net	267,350	271,922
Property, plant and equipment, net	31,679	24,017
Intangible assets, net	1,475	471
Restricted cash	8,025	7,751
Marketable securities, non-current	332	837
Right of use assets - operating lease	222	310
Other long-term assets	378	-
Total assets	$359,379	$392,722

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$9,208	$7,464
Accounts payable - related parties	392	2,378
Note payable - related party	10,054	20,108
Operating lease liabilities, current	67	130
Total current liabilities	19,721	30,080

Deferred tax liabilities	26,798	26,980
Asset retirement obligations	17,765	16,918
Operating lease liabilities, non-current	176	202
Total liabilities	64,460	74,180
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock 187,058,324 and 186,114,948 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	381,861	380,325
Additional paid-in-capital	66,500	59,856
Accumulated deficit	(181,417)	(150,848)
Accumulated other comprehensive loss	(2,268)	(3,597)
Total stockholders' equity	264,676	285,736
Non-controlling interests	30,243	32,806
Total equity	294,919	318,542
Total liabilities and stockholders' equity	$359,379	$392,722
See accompanying notes to the consolidated financial statements.

enCore Energy Corp
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share amounts)	2025	2024	2025	2024
Revenue	$3,664	$5,320	$21,904	$35,714
Cost of sales	2,534	10,428	20,796	41,291
Gross profit (loss)	1,130	(5,108)	1,108	(5,577)
Operating costs:
Mineral property expenditures	8,391	11,162	13,935	15,812
General and administrative	10,091	5,025	18,117	10,529
Depreciation, amortization and accretion	1,175	783	2,331	1,619
Other operating costs	750	894	1,628	1,712
Total operating expenses	20,407	17,864	36,011	29,672
Operating loss	(19,277)	(22,972)	(34,903)	(35,249)

Gain on marketable securities, realized	7,671	-	7,671	252
Gain (loss) on marketable securities, unrealized	2,810	(1,396)	(7,066)	(2,217)
Interest income	201	909	480	1,348
Interest expense	(240)	(445)	(586)	(844)
Other expense	-	-	-	(17)
Total other income (expense)	10,442	(932)	499	(1,478)
Net loss before income taxes	(8,835)	(23,904)	(34,404)	(36,727)
Income tax benefit	-	(283)	(182)	(5,364)
Net loss	(8,835)	(23,621)	(34,222)	(31,363)
Less: Net loss attributable to non-controlling interests	(2,509)	(1,602)	(3,653)	(2,062)
Net loss attributable to enCore Energy Corp.	$(6,326)	$(22,019)	$(30,569)	$(29,301)

Net loss per share (basic and diluted)	$(0.03)	$(0.12)	$(0.16)	$(0.16)

Weighted average number of shares
Basic	186,880,121	183,237,488	186,553,020	178,362,028
Diluted	186,880,121	183,237,488	186,553,020	178,362,028
See accompanying notes to the consolidated financial statements.

enCore Energy Corp
Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(8,835)	$(23,621)	$(34,222)	$(31,363)

Other comprehensive gain (loss), (net of tax)
Foreign currency translation adjustment	1,264	(1,117)	1,329	(915)
Total other comprehensive gain (loss), (net of tax)	1,264	(1,117)	1,329	(915)
Comprehensive loss	(7,571)	(24,738)	(32,893)	(32,278)
Comprehensive loss attributable to non-controlling interests	(2,509)	(1,602)	(3,653)	(2,062)
Comprehensive loss attributable to enCore Energy Corp.	$(5,062)	$(23,136)	$(29,240)	$(30,216)
See accompanying notes to the consolidated financial statements.
9

enCore Energy Corp
Consolidated Statements of Cash Flow (Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024

OPERATING ACTIVITIES
Net loss	$(34,222)	$(31,363)
Adjustments to reconcile net income to cash provided by (used in) operating activities
Amortization, depreciation and accretion	2,331	1,527
Depletion	1,709	-
Stock based compensation	1,629	1,703
Inventory impairment charge	155	5,547
Exploration costs related to mineral properties	7,379	6,944
Unrealized loss on marketable securities	7,066	2,217
Realized gain on marketable securities	(7,671)	(252)

Changes in operating assets and liabilities:
Receivables, prepaids and deposits	4,364	(6,428)
Inventories	11,437	(32,294)
Accounts payable and accrued liabilities	862	(425)
Asset retirement obligations	(68)	(296)
Deferred tax liability	(182)	(5,403)
Due to related parties	(12,418)	18,406
Net cash used in operating activities	$(17,629)	$(40,117)

INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(8,182)	(3,764)
Acquisition of intangible assets	(1,000)	-
Exploration costs related to mineral properties	(7,379)	(6,944)
Purchase of marketable securities	-	(758)
Proceeds from sale of marketable securities	14,446	552
Net cash provided by (used in) investing activities	$(2,115)	$(10,914)

FINANCING ACTIVITIES
Private placement proceeds	-	10,000
Common stock issuance costs	-	(50)
Proceeds from the At -the-Market ("ATM") sales	-	2,008
Proceeds from exercise of warrants	239	22,054
Proceeds from exercise of stock options	687	1,441
Proceeds from sale of minority interest	-	60,000
Contributions from non-controlling interest	5,625	3,874
Net cash provided by financing activities	$6,551	$99,327

Net (decrease) increase in cash, cash equivalents and restricted cash	(13,193)	48,296
Foreign exchange difference on cash, cash equivalents and restricted cash	663	(14)
Cash, cash equivalents and restricted cash, beginning of year	47,452	15,173
Cash, cash equivalents and restricted cash, end of period	$34,922	$63,455

See accompanying notes to the consolidated financial statements.
10

enCore Energy Corp
Consolidated Statements of Cash Flow (Unaudited) (continued)

	Six Months Ended June 30,
	2025	2024
Non-cash activities:
Property, plant, and equipment additions included in accounts payable and accrued liabilities	$881	$37
Inventory distributions to non-controlling interest	2,560	-
Conversion of promissory note, including equity portion, to shares	-	23,117
Mineral property depletion costs capitalized into inventory during the period	4,572	-
See accompanying notes to consolidated financial statements.
11

enCore Energy Corp
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Equity Portion of Convertible Promissory Note	Additional Paid- in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount

Balance at January 1, 2024	165,134	$308,198	$3,813	$41,203	$(89,456)	$(1,792)	$-	$261,966
Net loss	-	-	-	-	(7,282)	-	(460)	(7,742)
Private placement	2,564	10,000	-	-	-	-	-	10,000
Share issuance costs	-	(50)	-	-	-	-	-	(50)
Shares issued for exercise of warrants	5,579	22,297	-	(5,363)	-	-	-	16,934
Shares issued for exercise of stock options	698	2,009	-	(1,108)	-	-	-	901
Shares issued for ATM	496	2,008	-	-	-	-	-	2,008
Share-based compensation	-	-	-	818	-	-	-	818
Equity portion of convertible promissory note	6,872	23,117	(3,813)	-	-	-	-	19,304
Non-controlling interest Investment in Alta Mesa JV	-	-	-	15,458	-	-	39,553	55,011
Cumulative translation adjustment	-	-	-	-	-	202	-	202
Balance at March 31, 2024	181,343	$367,579	$-	$51,008	$(96,738)	$(1,590)	$39,093	$359,352
Net loss	-	-	-	-	(22,019)	-	(1,602)	(23,621)
Contributions from non-controlling interest	-	-	-	3,874	-	-	-	3,874
Shares issued for exercise of warrants	1,888	6,597	-	(1,477)	-	-	-	5,120
Shares issued for exercise of stock options	1,239	921	-	(381)	-	-	-	540
Share-based compensation	-	-	-	885	-	-	-	885
Cumulative translation adjustment	-	-	-	-	-	(1,117)	-	(1,117)
Balance at June 30, 2024	184,470	$375,097	$-	$53,909	$(118,757)	$(2,707)	$37,491	$345,033

12

enCore Energy Corp
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Equity Portion of Convertible Promissory Note	Additional Paid- in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount

Balance at January 1, 2025	186,115	$380,325	$-	$59,856	$(150,848)	$(3,597)	$32,806	$318,542
Net loss	-	-	-	-	(24,243)	-	(1,144)	(25,387)
Contributions from non-controlling interest	-	-	-	5,045	-	-	1,457	6,502
Inventory transfers to non-controlling interest	-	-	-	-	-	-	(1,053)	(1,053)
Shares issued for exercise of warrants	90	302	-	(66)	-	-	-	236
Shares issued for exercise of stock options	181	241	-	(100)	-	-	-	141
Share-based compensation	-	-	-	878	-	-	-	878
Cumulative translation adjustment	-	-	-	-	-	65	-	65
Balance at March 31, 2025	186,386	$380,868	$-	$65,613	$(175,091)	$(3,532)	$32,066	$299,924
Net loss	-	-	-	-	(6,326)	-	(2,509)	(8,835)
Contributions from non-controlling interest	-	-	-	580	-	-	2,193	2,773
Inventory transfers to non-controlling interest	-	-	-	-	-	-	(1,507)	(1,507)
Shares issued for exercise of stock options	672	993	-	(444)	-	-	-	549
Share-based compensation	-	-	-	751	-	-	-	751
Cumulative translation adjustment	-	-	-	-	-	1,264	-	1,264
Balance at June 30, 2025	187,058	$381,861	$-	$66,500	$(181,417)	$(2,268)	$30,243	$294,919

13

enCore Energy Corp
Consolidated Statements of Stockholders’ Equity (Unaudited)

See accompanying notes to the consolidated financial statements.
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
The Company is focused on the extraction of domestic uranium in the United States. The Company utilizes the proven In-Situ Recovery technology (“ISR”) to provide necessary fuel for the generation of clean, reliable, and carbon-free nuclear energy.
As of June 30, 2025, the Company is an “Exploration Stage Issuer” as defined by Regulation S-K subpart 1300 (“S-K 1300”) of the Securities Act of 1933, as amended (the “Securities Act”) as it has not established proven or probable mineral reserves, as required by the SEC to be defined as a Development Stage Issuer.
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

As of January 1, 2025, the Company became a U.S. Domestic Issuer, as defined by the SEC. Upon becoming a U.S. Domestic Issuer, and including the report herein, the Company has prepared its consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for all periods presented.
In management’s opinion, the consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for twelve months ending December 31, 2025.

These financial statements are presented in thousands of United States Dollars unless otherwise noted. There are certain disclosures where the Company discloses the amount in Canadian Dollar (“CAD,”) as this is the currency in which the instrument is denominated.

Principles of Consolidation

These financial statements incorporate the financial statements of the Company and its controlled subsidiaries. The Company consolidates entities that it controls due to ownership of a majority voting interest and consolidates variable interest entities (“VIEs”) when it is the primary beneficiary. All intercompany transactions and balances have been eliminated.

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

Segments

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODMs is currently the Acting Chief Executive Officer. The Company has one operating segment and one reportable segment. This reportable segment relates to uranium extraction, recovery and sales of uranium from mineral properties along with the exploration, permitting and evaluation of uranium properties in the United States. The CODM assesses financial performance and decides how to allocate resources based on performance of mineral properties and the sale of uranium.
Mineral Rights and Properties
We have established the existence of mineralized materials for certain uranium projects, including our Rosita Uranium Project (“Rosita” or “Rosita Project”) and Alta Mesa Projects (collectively, the “ISR Mines Projects”). We have not established proven or probable reserves, as defined by S-K 1300, through the completion of a “final” or “bankable” feasibility study for any of the uranium projects we operate, including our ISR Mines Projects. As a result, and despite the fact that we commenced the extraction of mineralized materials at our ISR Mines Projects, we remain an Exploration Stage company, as defined by the SEC, and will continue to remain as an Exploration Stage company until such time that proven or probable reserves have been established.
As an Exploration Stage company, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as we exit the Exploration Stage by establishing proven or probable reserves. Expenditures relating to exploration activities, such as drill programs to establish mineralized materials, are expensed as incurred. Expenditures relating to pre-extraction activities, such as the construction of mine wellfields, ion exchange (“IX”) facilities and disposal wells, are expensed as incurred until such time that proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred. The Company presents construction and drilling costs within the exploration costs related to mineral properties in the investing cash flows section of the consolidated statements of cash flows. The remaining costs (e.g. maintenance and lease fees) are included in the operating cash flows section of the consolidated statements of cash flows.

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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of bank deposits and term deposits with an original maturity of three months or less. Restricted cash is excluded from cash and cash equivalents and is included in long-term assets. Restricted cash relates to collateralization of the Company’s performance obligations with an unrelated third party, also known as performance bonds. These funds are not available for the payment of general corporate obligations. The performance bonds are required for future restoration and reclamation obligations related to the Company’s operations. Refer to Note 9 – Asset Retirement Obligations and Restricted Cash.
Inventories
Inventories are uranium concentrates and converted products including chemicals and are measured at the lower of cost and net realizable value. The cost of converted products and uranium concentrates is based on the first in first out method. Cost includes direct materials, direct labor and operational overhead expenses. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of completion and selling expenses. Consumable supplies and spares are valued at the lower of cost or replacement value.
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
There were no indicators of impairment as of June 30, 2025 or 2024.
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
Future cash flows are estimated based on quantities of recoverable mineralized material, expected uranium prices (considering current and historical prices, trends and estimates), production levels, operating costs, capital requirements and reclamation costs, all based on the life-of-mine project plans. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company's estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, uranium prices, production levels, costs and capital are each subject to significant risks and uncertainties.
There were no indicators of impairment for long-lived assets as of June 30, 2025 or 2024.
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
Asset Retirement Obligations
Various federal and state laws and regulations require our Company to reclaim the surface areas and restore underground water quality to the pre-existing quality or class of use after the completion of extraction. We recognize the present value of the future restoration and remediation costs as an asset retirement obligation in the period in which we incur an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.
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
Revenue Recognition and Trade Receivables
Our revenues are primarily derived from the sale of uranium that we either purchased from a third-party or recovered and extracted from the Company’s properties.
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
Under the Company’s uranium contracts, it invoices customers after the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s uranium contracts generally do not give rise to contract assets or liabilities.
The Company applies the optional exemption not to disclose the remaining transaction price that is variable and allocated to wholly unsatisfied future quantities. The Company expects to recognize revenue related to fixed and unconstrained variable consideration of $64,740 through December 31, 2027, and $269,000 thereafter under the non-cancelable portion of these contracts.

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates its estimate of expected credit losses based on historical experience and current and forecasted future economic conditions for each portfolio of customers. As of June 30, 2025 and December 31, 2024, the Company did not have an allowance for expected credit losses for trade accounts receivable. As of June 30, 2025 and December 31, 2024, the Company did not have receivables from contracts with customers.

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
Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures. The ASU enhances disclosure of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the CODM, extends certain annual disclosures to interim periods, and permits more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in years beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024. The Company adopted ASC 2023-07, effective January 1, 2024, and expanded its segment disclosure in Note 17 - Segments.
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
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

3.Inventory
Costs of inventory consisted of the following:

	June 30, 2025	December 31, 2024
Purchased uranium inventories	$1,188	$16,614
Raw uranium	4,342	1,564
Uranium concentrates from extraction	4,028	2,718
Materials and supplies	120	71
Total	$9,678	$20,967
In order to measure inventory at the lower of cost and net realizable value for the six months ended June 30, 2025 and June 30, 2024, the Company recognized impairment losses related to purchased uranium in the amount of $155 and $5,547, respectively. For the three months ended June 30, 2025, the Company did not recognize any impairment losses related to purchased uranium. For the three months ended June 30, 2024, the Company recognized $3,687 in impairment losses related to purchased uranium. These losses are recorded in cost of goods sold in the Company’s unaudited consolidated statements of operations.
The Company recognized depletion in cost of sales of $700 and $1,709 for the three and six months ended June 30, 2025, respectively, for capitalized costs related to mineral properties that were depleted to inventory using the units-of-production method and then sold during the period. There was no depletion recognized in cost of sales for the three and six months ended June 30, 2024.

4.Investments in Equity and Marketable Securities
The Company records both marketable securities and equity method investments at fair value. The Company has classified these investments on the Company’s unaudited consolidated balance sheets as marketable securities.
The following table summarizes the changes in fair value of the Company’s investment in equity securities as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Balance, beginning of year	$24,883	$19,933
Investment in publicly traded companies	-	9,798
Divestment of publicly traded companies	(6,775)	(548)
Fair value gain/(loss) on marketable securities	(7,066)	(2,711)
Foreign exchange translation	647	(1,589)
Balance, end of period	11,689	24,883
Noncurrent marketable securities	(332)	(837)
Current marketable securities	$11,357	$24,046
The realized gains on marketable securities sold during the three and six months ended June 30, 2025 was $7,671. During the three months ended June 30, 2025, the Company sold 170,000,000 common shares of capital in Anfield Energy Inc. ("Anfield") arranged through a private agreement at a price of CAD $0.115 per share for aggregate proceeds of CAD $19,550. The realized gain on marketable securities sold during the three and six months ended June 30, 2024 was $0 and $252, respectively.

The unrealized loss on marketable securities for the six months ended June 30, 2025 and June 30, 2024 was $7,066 and $2,217, respectively. The unrealized gain on marketable securities for the three months ended June 30, 2025 was $2,810. The unrealized loss on marketable securities for the three months ended June 30, 2024 was
22

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
$1,396. These net realized and unrealized gains and losses are recorded in the consolidated statements of operations.

5.Intangible Assets
Intangible assets consist of the following as of June 30, 2025 and December 31, 2024.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2025
Definite-lived: Data access agreement	$263	$122	$141
Indefinite-lived: Data purchases	1,334	-	1,334
	$1,597	$122	$1,475

December 31, 2024
Definite-lived: Data access agreement	$250	$107	$143
Indefinite-lived: Data purchases	328	-	328
	$578	$107	$471
Aggregate intangible asset amortization expense was $15 and $9 for the six months ended June 30, 2025 and 2024, respectively. Aggregate intangible asset amortization expense was $10 and $4 for the three months ended June 30, 2025 and 2024, respectively. These amounts are included in depreciation, amortization and accretion expense in the unaudited consolidated statements of operations.

Estimated future intangible asset amortization expense based upon the carrying value as of June 30, 2025 is as follows:

	Remainder of 2025	2026	2027	2028	2029	2030	Thereafter	Total
Amortization expense	$9	$18	$18	$18	$18	$18	$42	$141
6.Property, Plant & Equipment, Net
Property, plant and equipment consists of the following:

	June 30, 2025	December 31, 2024
Uranium plants	$11,457	$8,292
Other property and equipment	12,707	9,965
Construction in progress	13,200	10,039
Total property, plant and equipment	37,364	28,297
Less: Accumulated depreciation	(5,685)	(4,280)
Total property, plant and equipment, net	$31,679	$24,017
Aggregate depreciation expense was $714 and $479 for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the aggregate depreciation expense was $1,401 and $871 respectively. These amounts are included in depreciation, amortization and accretion in the unaudited consolidated statements of operations.
23

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
7.Mineral Rights and Properties
As of June 30, 2025, we had mineral rights in the U.S. states of Texas, Wyoming, South Dakota, Colorado, Arizona and New Mexico. These mineral rights were acquired through asset acquisitions, lease or option agreements. As of June 30, 2025, annual maintenance payments of approximately $1,961 are required to maintain these mineral rights.
As of June 30, 2025 the activity of these mineral rights and properties was as follows:

Amount
Balance, December 31, 2024	$271,922
Depletion capitalized into inventory	(4,572)
Balance, June 30, 2025	$267,350
The Company recorded depletion of $2,795 and $4,572 that was capitalized to inventory during the three and six months ended June 30, 2025, respectively, utilizing the units-of-production method, $787 of which was included in distributions to non-controlling interest and $3,098 that was capitalized into ending inventory as of June 30, 2025. There was no recorded depletion during the three and six months ended June 30, 2024.
Texas
Alta Mesa Project
The Alta Mesa Project is located in Brooks County, Texas.
In February 2024, the Company completed several transactions under a master transaction agreement (the “MT Agreement”) with Boss Energy Ltd. The completion of these transactions resulted in the Company holding a 70% interest in the project while also remaining as the project manager. Boss Energy holds a 30% interest in the project. Refer to Note 8 – Sale of Minority Interest in Alta Mesa for further details. As of June 30, 2025, $113,866 was capitalized as Mineral rights and property on the Company’s unaudited consolidated balance sheets. As of December 31, 2024, $118,438 was capitalized as Mineral rights and property on the Company’s consolidated balance sheet.

Wyoming
Gas Hills
The Gas Hills Project is located in Riverton, Wyoming.
Juniper Ridge
The Juniper Ridge Project is located in the southwest portion of Wyoming.
South Dakota
Dewey Burdock
The Dewey Burdock Project is an ISR uranium project located near Edgemont, South Dakota.
Notably, the advanced stage Dewey Burdock Uranium Project (“Dewey-Burdock” or “Dewey-Burdock Project”) in South Dakota has demonstrated ISR resources, including a 2019 Preliminary Economic Assessment (“PEA”) citing robust economics. The company completed a Canadian National Instrument 43-101 and a S-K 1300 compliant technical report, effective as of October 8, 2024, which concluded, “Based on the technical and economic data, economic analysis and anticipated risks, the Project will be a successfully operable ISR mine.’ The project has its source material license from the U.S. Nuclear Regulatory Commission (“NRC”) and its underground injection permits and aquifer exemption from the US Environmental Protection Agency (“EPA”).
24

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
New Mexico
McKinley, Crownpoint and Hosta Butte
In April 2025, the Company completed the sale of NM Energy Holding Canada Corp. (“NM Energy Canada,”) an enCore subsidiary (the “Verdera Transaction”) that holds the Crownpoint and Hosta Butte projects located in McKinley County, New Mexico to Verdera Energy Corp. (“Verdera”) pursuant to a share purchase agreement, dated March 17, 2025 (the “Share Purchase Agreement”). As a result of the Verdera Transaction, the Company contingently received 50,000,000 Preferred Shares of Verdera. The Preferred Shares provide voting rights related to approval of a “Going Public Transaction”, which is defined as a transaction that results in the common shares of Verdera being listed on a Canadian stock exchange and concurrent registration under the Exchange Act, which the Company has agreed to vote in favor of so long as the Going Public Transaction results in aggregate gross proceeds to Verdera of at least CAD $20 million. In the event that Verdera does not execute the Going Public Transaction by December 10, 2025 (which may be extended by mutual agreement up to January 31, 2026), the Company will have the right to reacquire NM Energy Canada from Verdera in exchange for transferring all 50,000,000 Preferred Shares to Verdera. As such, the recognition of the fair value related to the preferred shares currently has no impact to the financial statements until the contingent conclusion of the “Going Public Transaction.”

8.Sale of Minority Interest in Alta Mesa
On February 26, 2024, pursuant to the terms of the MT Agreement, Boss Energy acquired a 30% equity interest in a new limited liability company (the “JV Alta Mesa”) that was formed to hold the Alta Mesa Project, in exchange for a payment of $60,000. The Company holds 70% equity in the JV Alta Mesa. Upon the closing of the transaction, the parties entered into an agreement which governs the JV Alta Mesa. Pursuant to the agreement, the Company acts as manager of the JV Alta Mesa and is entitled to a management fee.
Boss also acquired 2,564,102 common shares of the Company for total proceeds to the Company of $10,000. Finally, the parties also entered into a strategic collaboration agreement for the collaboration and research to develop the Company’s prompt fission neutron technology, to be financed equally by each party. The terms of the agreement and the disposal of a 30% interest in the JV Alta Mesa support that control was retained both before and after Boss acquired their interest, and that joint control is not present. As such, Company will continue to consolidate the operations of the JV Alta Mesa with the non-controlling interest being recorded.
The table below is a summary of the accounting for recognition of the initial non-controlling interest on Boss acquiring 30% interest in the JV Alta Mesa. The difference between the percentage of the net assets attributable to Boss and the consideration received is included as part of additional paid in capital.

Amount
Boss Initial Non-Controlling interest
Cash received	$60,000
Additional paid in capital	(20,447)
Non-controlling interest	$39,553
The Company, upon initial recognition and formation of the joint venture and the sale of minority interest to Boss, recognized a decrease in additional paid-in capital and an increase in income tax benefit of $4,989 due to there
25

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
being a difference between the selling price of the minority interest and the book basis of the non-controlling interest as of the formation date.
The table below is a summary of the accounting for the Non-Controlling Interest as of June 30, 2025.

Amount
Initial non-controlling interest	$39,553
Net loss for the period attributable to non-controlling interest	(6,601)
Inventory transfers to non-controlling interest	(1,905)
Contributions from non-controlling interest	1,759
Balance at December 31, 2024	$32,806

Balance at January 1, 2025	$32,806
Net loss for the period attributable to non-controlling interest	(3,653)
Inventory transfers to non-controlling interest	(2,560)
Contributions from non-controlling interest	3,650
Balance at June 30, 2025	$30,243

9.Asset Retirement Obligations and Restricted Cash
The asset retirement obligations continuity summary is as follows:

Amount
Balance, December 31, 2024	$16,918
Accretion	915
Settlement	(68)
Balance, June 30, 2025	$17,765
As of June 30, 2025 and December 31, 2024, the Company deposited $8,025 and $7,751, respectively, for collateralization of its performance obligations with an unrelated third party also known as performance bonds. These funds are not available for the payment of general corporate obligations. The performance bonds are required for future restoration and reclamation obligations related to the Company’s operations. These funds are categorized as restricted cash on the Company’s unaudited consolidated balance sheets.
26

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
The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 and principally alleges that the defendants failed to disclose that: (1) enCore lacked effective internal controls over financial reporting; (2) enCore could not capitalize certain exploratory and development costs under U.S. GAAP; and (3) as a result, the Company’s net losses would materially increase. The foregoing omissions allegedly made defendants’ positive public statements about Company’s business, operations, and prospects materially false or misleading and artificially inflated the Company’s share price during the class period. The Litigation seeks damages and costs. Management believes that this litigation is preliminary in nature and the Company believes that an adverse outcome is not probable or estimable at this time.
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
In May of 2025, the Company’s former chief operating officer filed a demand for arbitration with the Judicial Arbiter Group against the Company. The demand principally alleges that the Company breached his employment agreement by refusing to pay him the amount he claims he would be entitled to under his employment agreement had the Company terminated his employment without just cause. Therefore, he seeks damages for the amounts allegedly owed under his employment agreement for termination without just cause, including salary and his COBRA coverage for 24 months. Management believes that this litigation is preliminary in nature and the Company believes that a loss is not probable or estimable at this time.
The Company is subject to routine litigation incidental to our business. The Company is not currently a party to any material legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

Mineral Property Commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually. As of June 30, 2025, annual maintenance payments of approximately $1,961 are required to maintain these mineral rights.

Sales Contracts

The Company’s sales commitments, for all sales contracts, are presented in pounds (in thousands) below.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

Year	Volume (in pounds)
Remainder of 2025	305
2026	900
2027	850
2028	1,000
2029	1,500
Thereafter	3,700
Total	8,255

Reclamation Bonds
The Company has indemnified third-party companies to provide reclamation bonds as collateral for the Company’s ARO. The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of June 30, 2025 and December 31, 2024, the Company had $8,025 and $7,751, respectively, posted as collateral against an undiscounted ARO of $23,461 and $23,529, respectively.

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

	Level 1	Level 2	Level 3	Total
June 30, 2025
Marketable securities, current and non-current	$11,341	$-	$-	$11,341
Warrant asset	-	348	-	348
	$11,341	$348	$-	$11,689

	Level 1	Level 2	Level 3	Total
December 31, 2024
Marketable securities, current and non-current	$24,314	$-	$-	$24,314
Warrant asset	-	569	-	569
	$24,314	$569	$-	$24,883

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
12.Stockholders’ Equity
The authorized shares of the Company consist of an unlimited number of common and preferred shares, both without par value. All proceeds received for issuances of common shares are attributed to common shares on the Company’s consolidated balance sheets.
During the three months ended June 30, 2025, the Company issued:
i)672,043 common shares on the exercise of stock options, for gross proceeds of $549. In connection with the stock options exercised, the Company reclassified $444 from additional paid in capital to common shares.
During the three months ended June 30, 2024, the Company issued:
i)1,888,350 common shares on the exercise of warrants, for gross proceeds of $5,120. In connection with the warrants exercised, the Company reclassified $1,477 from additional paid in capital to share capital.
ii)1,239,113 common shares on the exercise of stock options, for gross proceeds of $540. In connection with the stock options exercised, the Company reclassified $381 from additional paid in capital to common shares.
During the six months ended June 30, 2025, the Company issued:
i)90,000 common shares on the exercise of warrants, for gross proceeds of $236. In connection with the warrants exercised, the Company reclassified $66 from additional paid in capital to share capital.
ii)853,376 common shares on the exercise of stock options, for gross proceeds of $690. In connection with the stock options exercised, the Company reclassified $544 from additional paid in capital to common shares.
During the six months ended June 30, 2024, the Company issued:
i)2,564,102 units to Boss in February of 2024, for a private placement at a price of $3.90 per unit for gross proceeds of $10,000.
ii)6,872,143 common shares to extinguish the convertible note with a carrying value of $23,117 in February 2024.
iii)7,467,735 common shares on the exercise of warrants, for gross proceeds of $22,054. In connection with the warrants exercised, the Company reclassified $6,840 from additional paid in capital to share capital.
iv)1,936,867 common shares on the exercise of stock options, for gross proceeds of $1,441. In connection with the stock options exercised, the Company reclassified $1,489 from additional paid in capital to common stock.
v)495,765 common shares sold in accordance with the Company’s ATM program for gross proceeds of $2,008.
Share Purchase Warrants
A summary of the status of the Company’s warrants as of June 30, 2025, and changes during the three months then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price (CAD)
Outstanding, December 31, 2024	19,934,084	$3.81
Exercised	(90,000)	3.75
Outstanding, June 30, 2025	19,844,084	$3.81

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
As of June 30, 2025, share purchase warrants outstanding were as follows:

		Warrants Outstanding June 30, 2025
Warrant Price Per Share (CAD)	Number of Warrants	Weighted Average Remaining Life (years)	Weighted Average Exercise Price (CAD)
C$4.05	3,835,440	0.12	C$4.05
C$3.75	16,006,200	0.51	C$3.75
Total	19,841,640	0.63	C$3.81

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
Activity of outstanding stock options for the six months ended June 30, 2025, is as follows:

	Number of stock options	Weighted average exercise price (CAD)
Balance, December 31, 2024	8,874,726	C$4.03
Exercisable, December 31, 2024	6,169,340	C$3.55
Exercised	(853,376)	1.13
Forfeited/expired	(1,466,333)	4.18
Balance, June 30, 2025	6,555,017	C$4.38
Exercisable, June 30, 2025	5,350,205	C$4.08

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

As of June 30, 2025, stock options outstanding and exercisable were as follows:

		Options Outstanding		Options Exercisable
		June 30, 2025		June 30, 2025
Option price per share (CAD)	Options #	Weighted average remaining life (years)	Weighted average exercise price (CAD)	Options #	Weighted average exercise price (CAD)
C$0.18 - 1.92	5,000	0.00	C$1.20	5,000	C$1.20
C$2.40 - 3.79	2,119,516	0.84	2.94	2,119,516	2.94
C$4.20 - 5.76	4,430,501	1.84	5.06	3,225,689	4.83
	6,555,017	2.68	C$4.38	5,350,205	C$4.08

As of June 30, 2025, the aggregate intrinsic value of all outstanding stock options granted and vested was estimated at $1,476. As of June 30, 2025, the unrecognized compensation cost related to unvested stock options was $1,123, which is expected to be recognized over a weighted average period of 0.5 years.
A summary of the Company’s unvested stock option activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (CAD)
Outstanding, December 31, 2024	2,705,387	C$2.54
Vested	(543,699)	1.97
Forfeited	(956,875)	2.56
Outstanding, June 30, 2025	1,204,813	C$2.79
There were no options granted during the six months ended June 30, 2025.
The Company granted an aggregate of 2,379,000 and 2,804,000 stock options to directors, officers, employees, and an accounting advisory consultant of the Company during the three and six months ended June 30, 2024, respectively. A fair value of $4,730 and $5,685 was calculated for these options as measured at the grant date using the Black-Scholes option pricing model during the three and six months ended June 30, 2024, respectively.

The Company’s standard stock option vesting schedule calls for 25% every six months commencing six months after the grant date.

During the six months ended June 30, 2025 and 2024, the Company recognized stock option expense of $1,629 and $1,703, respectively, for the vested portion of the stock options. During the three months ended June 30, 2025 and 2024, the Company recognized stock option expense of $751 and $885, respectively, for the vested portion of the stock options.
The fair value of all compensatory options granted is estimated on the grant date using the Black-Scholes option pricing model. There were no options granted during the six months ended June 30, 2025. The weighted average assumptions used in calculating the fair values as of December 31, 2024, are as follows:

December 31, 2024
(CAD)
Exercise price	$5.74
Share price	$5.75

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

Risk-free rate	3.70%
Expected life (in years)	3.11
Expected volatility	68.08%
Expected dividend yield	0.00%
Weighted average grant date fair value	$2.78

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
The principal portion of the Note was convertible at any time and at the option of the holder into common shares of the Company at a conversion price of $2.91 per share until maturity and bore interest at a rate of 8.0% per annum.
The premium related to the conversion was determined to be $3,813, which was recognized in equity as part of additional paid in capital. The remainder of the proceeds of $56,187 was allocated to the debt component of the Note. The debt component was accreted to the principal balance over its estimated life. The Company incurred accretion expense of $64 for the six months ended June 30, 2024.

The Company did not incur interest expense during the three months ended June 30, 2024. During the six months ended June 30, 2024, the Company incurred interest expense of $218.

In February 2024, the debt was converted to equity by the issuance of 6,872,143 common shares to the debt holder.
Note Payable - Related Party
On December 5, 2023, the Company, through a subsidiary, entered into a loan agreement (the “Uranium Loan”) with Boss to borrow up to 200,000 pounds of uranium from Boss. The Uranium Loan initially bore interest of 9% per annum and was repayable in 12 months in cash or uranium at the election of Boss. Boss is considered a related party given its minority ownership of the Alta Mesa JV. On February 21, 2025, the Company, through a subsidiary, amended the Uranium Loan effective February 26, 2025, to revise the schedule of repayment of the loaned uranium and to update the redelivery and repayment methods.
On June 27, 2025, the Company and Boss amended the Uranium Loan to extend the repayment date one week to July 3, 2025. Subsequent to June 30, 2025, the Company and Boss entered into a Fourth Amendment and Addendum to Uranium Loan Agreement (“Fourth Amendment”) to, among other things, extend the loan repayment date of the Uranium Loan to December 27, 2025, increase the interest rate to 10% per annum and provide for a cash facility of $3,600.

The principal of the note payable as of June 30, 2025, was $10,054. During the three months ended June 30, 2025, and 2024, the Company incurred interest expense of $240 and $445, respectively. During the six months ended June 30, 2025, and 2024, the Company incurred interest expense of $586 and $626, respectively.

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

The amounts paid to key management or entities providing similar services are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Consulting	$95	$108	$114	$150
Directors' fees	245	84	341	153
Staff costs	227	511	453	920
Stock option expense	579	583	1,263	1,084
Total	$1,146	$1,286	$2,171	$2,307

During the six months ended June 30, 2025 and 2024, the Company incurred communications & community engagement consulting fees of $77 and $150, respectively, according to a contract with 5 Spot Corporation, a company owned and operated by the spouse of the Company’s Executive Chairman. During the six months ended June 30, 2025, the Company also incurred consulting fees of $38 according to a contract with Powerhaus Gruppe Corp, a company owned and operated by a family member of the Company’s Executive Chairman.

On February 21, 2025 and July 27, 2025, the Company entered into amendments to the Uranium Loan with Boss as discussed in Note 14 – Debt. Boss owns 30% of the JV Alta Mesa, as discussed in Note 8 - Sale of Minority Interest in Alta Mesa.

On April 8, 2025, the Company completed a sale of NM Energy Holding Canada that holds the Crownpoint and Hosta Butte projects pursuant to the Purchase Agreement with Verdera. The spouse of the Company’s Chairman serves as a member of the board of directors of Verdera and certain directors and officers of the Company own common shares of Verdera. The Audit Committee of the Board consisting solely of disinterested directors oversaw the negotiation of the terms of the Sale on behalf of the Company. A third party valuation firm acted as financial advisor to the Audit Committee and provided the Audit Committee with an opinion as to the fairness, from a financial point of view, to the Company of the consideration received in the Sale pursuant to the Purchase Agreement. The Purchase Agreement was unanimously approved by the Board upon recommendation by the Audit Committee. For more information regarding the Sale, see Note 7 – Mineral Rights and Properties.

As of June 30, 2025, and December 31, 2024, the following amounts were owed to related parties:

		June 30, 2025	December 31, 2024
5-Spot Corporation	Consulting services	$-	$10
Powerhaus Gruppe Corp	Consulting services	20	-
Officers and Board members	Accrued compensation	65	836
Boss	Note payable including accrued interest	10,361	21,639
Total		$10,446	$22,485

16.Income Taxes
As of June 30, 2025, the Company maintained a full valuation allowance against its net deferred tax assets. The Company continually reviews the adequacy of the valuation allowance and intends to continue maintaining a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of the allowance. Should the Company’s assessment change in a future period, it may release all or a portion of the valuation allowance, which would result in a deferred tax benefit in the period of adjustment.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
For the three months ended June 30, 2025 and 2024, the Company recorded an income tax benefit of $0 and $283, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded an income tax benefit of $182 and $5,364, respectively. The effective tax rate was 0% for the three and six months ended June 30, 2025 and 2024, which was a result of the full valuation allowance on net deferred tax assets.

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

18.Subsequent Events
On July 2, 2025, the Company, through its subsidiary, entered into a Fourth Amendment with Boss to, among other things, extend the loan repayment date of the Uranium Loan Agreement to December 27, 2025 and provide for a Facility of $3,600 that may be drawn at any time prior to November 27, 2025 to fund the Company’s capital contributions to the joint venture between the Company and Boss. Pursuant to the Fourth Amendment, the interest rate on borrowings under the Uranium Loan Agreement is increased to 10% per annum, and beginning August 1, 2025, the Company will also pay Boss monthly an amount equal to the average undrawn Facility amount during the preceding month multiplied by 2% per annum. See Notes 14 – Debt and 15 – Related Party Transactions for more information.

On August 7, 2025, the Company, entered into a commitment letter under which an unrelated party agreed to purchase up to $15,000 common shares of the Company, subject only to the satisfaction of certain conditions, which include the execution and delivery of a securities purchase agreement by the Company.

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
Business Overview

enCore Energy Corp., America’s Clean Energy Company™, was incorporated on October 30, 2009, under the Laws of British Columbia and is a reporting issuer in all of the provinces and territories of Canada. As of January 1, 2025, the Company ceased to be a “foreign private issuer” and has become a “domestic issuer” and a large accelerated filer within the meanings under the Exchange Act. As a result, the Company must comply with the filing deadlines and disclosure obligations of a domestic issuer and large accelerated filer as set forth in the Exchange Act. This classification impacts the timing of our periodic filings, internal control assessments, and other regulatory requirements. The Company’s common shares are listed on The Nasdaq Capital Market LLC (“Nasdaq”) and the TSX Venture Exchange (“TSX-V”) under the trading symbol EU.

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

The Company is focused on extracting domestic uranium within the United States. The Company utilizes only proven ISR technology to provide necessary fuel for the generation of clean, reliable, and carbon-free nuclear energy. In 2024, the Company commenced uranium extraction at the Rosita Central ISR Uranium Processing Plants (“CPPs”) and at the Alta Mesa CPP in South Texas. enCore’s strategy is to build uranium extraction capacity by developing and placing into operation a series of uranium extraction facilities in South Texas, followed by a future pipeline of exploration projects in South Dakota and Wyoming, becoming a leading supplier of domestic uranium to fuel a growing demand for clean energy generation using nuclear power.

Industry and Market Update

The primary use of uranium is to fuel nuclear power plants for the generation of carbon and emission free electricity. According to the World Nuclear Association (“WNA”), as of May 2025, there were 439 operable nuclear reactors world-wide, which required approximately 175 to 180 million pounds of U3O8 annually at full operation. According to data from TradeTech LLC (“TradeTech”), the world continues to require more uranium than it produces from primary extraction. The gap between demand and primary supply is being filled by stockpiled inventories and secondary supplies, which the Company believes have dwindled significantly in recent years.
Expanding the current reactor fleet to meet that level of electrical generating capacity remains a significant challenge to the nuclear industry. To meet those goals, the global industry must protect existing capacity, and there have been multiple public pronouncements from several countries, including the U.S. to protect existing nuclear generating capacity. In the U.S. as a result of clean energy credits granted by several states and the production tax credit for nuclear power provided in the Inflation Reduction Act of 2022, several nuclear utilities have announced operating life extensions and capacity expansions within their existing operating fleet. Also, the industry has seen a truly unprecedented trend in reactor recommissioning. In the U.S., where just a few years ago reactors were being shut down prematurely, nuclear plants such as Diablo Canyon, Palisades, Three Mile Island, and Duane Arnold are positioned to re-enter service.

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
On January 20, 2025, President Trump issued two Executive Orders that specifically referenced nuclear power and uranium as key parts to expanding energy in the U.S. The Executive Order titled, “Unleashing American Energy,” in addition to directing federal agencies to advance permitting for energy projects also called for uranium to be designated as a “critical mineral” by the U.S. Geological Survey. The Executive Order titled, “Declaring a National Energy Emergency,” directs federal agencies, under emergency authority, to advance permit and license approvals for the production of energy and energy resources. In that Executive Order, uranium is defined as an “energy resource” and subject to the emergency declaration. The U.S. Senate, on February 3, 2025, confirmed Chris Wright, former CEO of Denver-based Liberty Energy, to serve as Energy Secretary. The following day, Wright issued his first Secretarial Order, which directs the Department of Energy (“DOE”) to take immediate action to unleash energy produced in the America in accordance with President Donald Trump’s executive orders. See updates below related to President Trumps Executive Orders.

Below is a list of some of the recent government policy, U.S. market and global market news that can influence the uranium market.

U.S. Government Policy News

•The DOE announced during the three months ended June 30, 2025, conditional commitments to provide high-assay low-enriched uranium (HALEU) to five U.S. nuclear developers to meet their near-term fuel needs. The five companies that received conditional commitments are: TRISO-X, Kairos Power, Radiant Industries, Westinghouse Electric Co., (“Westinghouse”), and TerraPower.

•The DOE has made a third loan disbursement to Holtec International to assist with the company’s plan to restart the shuttered Palisades Nuclear Power Plant (805 MWe PWR) in the state of Michigan. The Biden administration finalized a loan guarantee of up to $1.52 billion for the project in September of 2024. Per the DOE, the most recent disbursement occurred in April 2025 and totals about $46.7 million. Holtec is on track to restart operations at the Palisades location in October 2025.

•President Donald Trump signed four executive orders that aim to speed up construction of new nuclear power plants in the United States, including a new generation of small, advanced reactors that can be built on shorter construction timelines. The Trump administration also set a goal of quadrupling the size of the U.S. nuclear fleet from nearly 100 gigawatts of capacity today to 400 gigawatts by 2050.

•U.S. Senators in both Democratic and Republican parties are working to advance a bipartisan Russian sanctions package. The package is being referred to as The Sanctioning Russia Act of 2025 (S. 1241) and has more than 80 co-sponsors in the Senate. The package in question would implement some of the harshest sanctions possible on some of Moscow’s top trading partners, including a 500 percent tariff on nations that purchase oil, gas, uranium, and other goods from Russia.

•Since March 30, 2025, the United States has implemented a series of aggressive tariff measures that have reshaped global trade relations. On March 24, President Trump issued Executive Order 14245, imposing a 25% tariff on all goods imported from countries that continue purchasing Venezuelan oil. This was followed by a broader escalation during what the administration termed “Liberation Day,” from April 2 to April 5. The United States enacted a sweeping 10% baseline tariff on nearly all imports, with reciprocal rates reaching as high as 34% on Chinese goods and 20–24% on products from the European and Japan. Steel and aluminum tariffs were also significantly increased during this period, rising to 50% globally. Legal challenges quickly followed: On May 28, the United States Court of International Trade ruled that the Liberation Day tariffs exceeded presidential authority under the International Emergency Economic Powers Act (IEEPA), issuing an injunction to block enforcement. However, the tariffs remain in effect pending appeal, with oral arguments scheduled for July 31. Tariffs based on Section 232 (national security) and Section 301 (China-related trade practices) remain legally intact and enforceable.

•President Donald Trump signed an Executive Order on February 14, 2025, to establish the National Energy Dominance Council, which is chaired by the Secretary of Interior, Doug Burgum, and vice-chaired by Energy Secretary, Chris Wright. The council's members also include the Secretary of State, Secretary of the Treasury, Secretary of Defense, the Attorney General, Secretary of Agriculture, Secretary of Commerce, and Secretary of Transportation. The Council was expected to present President Trump with a plan for how to raise awareness of the American energy dominance plan within 100 days. As of June 30, 2025, the council has actively advanced its agenda with the following:
•Encouragement for power plants to increase output by 10% to 15% to support rising electricity demand, especially from artificial intelligence systems.
•The reversal of the Biden era Liquefied Natural Gas (“LNG”) export clause. The reversal of the export clause has led to the approval of record levels of future U.S. LNG exports in an effort to position the U.S. as the leading LNG exporter in the world.
•The Council has also outlined the initiative to re-open closed power plants, expanding energy infrastructure, launching small modular nuclear reactors, and fast tracking mining/mineral projects.
U.S. Market Quarterly News
•Xcel Energy Inc., will extend the operation of its Monticello Nuclear Generating Plant (628 MWe BWR) well into the future to support its clean energy vision, following the recent renewal of the plant’s operating license by the NRC. The NRC approval allows the plant to operate an additional 20 years, through 2050.

•Southern Nuclear Operating Company, Inc. recently loaded four lead test assemblies containing Westinghouse ADOPT® fuel pellets into Unit 2 at the Vogtle Nuclear Power Plant for irradiation testing. The new fuel, represents the first fuel which is enriched up to 6 weight percent of uranium-235.

•Duke Energy has submitted a subsequent license renewal application to the NRC for its Robinson Nuclear Power Plant in the state of South Carolina. The additional 20 years will extend the operating license until 2050.

•The Tennessee Valley Authority became the first utility to submit a construction permit application for the GE Vernova Hitachi Nuclear Energy small modular reactor BWRX-300 technology to NRC.

•The state of Texas is moving toward the creation of a taxpayer funded nuclear power incentive fund. About 80% of the fund’s $350 million would be dedicated toward reimbursing construction costs for functional nuclear reactors. The remainder would be used for research and development.

•The NRC has issued the final environmental assessment and finding of no significant impacts for Holtec International's request to return the Palisades Nuclear Power Plant to an operational status.

•Constellation Energy Corporation, operator of the United States’ largest commercial reactor fleet, and Facebook parent company Meta Platforms, Inc, (“Meta”) have signed a 20-year power purchase agreement (“PPA”) for the output of the Clinton Clean Energy Center to support Meta’s clean energy goals and operations in the region with 1,121 megawatts of emissions-free nuclear energy.

•Talen Energy Corporation. has expanded its existing nuclear energy relationship with Amazon.com Inc. (“Amazon”) to provide carbon-free energy from Talen’s Susquehanna Nuclear Power Plant in northeastern Pennsylvania to Amazon Web Services data centers in that region. Under the terms of a new PPA, Talen will supply electricity to Amazon for operations that support artificial intelligence and other cloud technologies at Amazon’s data center campus adjacent to Susquehanna, with the ability to deliver to other sites throughout Pennsylvania.

Global Market Quarterly News

•According to the latest edition of the biennial Uranium 2024: Resources, Production and Demand, commonly known as the "Red Book," published at the beginning of April 2025 by the Organization for Economic Co-operation and Development (“OECD”), Nuclear Energy Agency and the International Atomic Energy Agency, there are sufficient uranium resources to support both the continued use of nuclear power and its significant growth through 2050 and beyond. However, timely investments in new exploration, extraction operations, and processing techniques will be essential to ensure that uranium becomes available to the market when needed.

•Westinghouse has reached a global settlement agreement with Korea Electric Power Corporation and Korea Hydro & Nuclear Power Company to resolve its outstanding intellectual property dispute. The agreement allows both parties to move forward with certainty in the pursuit and deployment of new nuclear reactors.

•A South Korean consortium led by Korea Hydro & Nuclear Power Company has won a project to build two nuclear reactors at the Czech Republic's Dukovany Nuclear Power Plant. The reactors will be the Korean-designed AP1400, valued at $18.0 billion U.S. Dollars.

•The European Commission has published a roadmap for the European Union to end its dependency on Russian energy by ceasing the import of Russian gas and oil and phasing out Russian nuclear energy. About 23% of European Union demand for uranium conversion services and 24% of enrichment needs were provided by Russian member states that are still operating Russian-designed reactors have made progress in replacing Russian nuclear fuel with fuel from other producers.

•Tokyo Electric Power Company began loading a second reactor with fuel at its nuclear power plant in Niigata Prefecture, Japan, which may become its first reactor to be restarted after the facility was shut down for safety inspections and upgrades following the 2011 Fukushima accident.

•During CERA Week 2025, in Houston, Texas, a global coalition pledged to emphasize nuclear energy’s essential role in enhancing energy dependability and security while providing continuous clear energy. Per Secretary of Energy, Chris Wright, “our goal is to re-industrialize America. We are working to launch the long awaited American nuclear renaissance, fission and fusion.”

•According to the China Nuclear Energy Association, China is expected to nearly double its nuclear power generation capacity by 2040. The country is set up to build dozens of new reactors to raise its installed capacity to 200 gigawatts by the end of the next decade. China has 102 reactors either in use or under construction with a combined capacity of 113 gigawatts at year-end 2024.

Sales of Uranium and Sales Agreements

During the six months ended June 30, 2025, the Company completed uranium sales totaling 350,000 pounds of U3O8, not including converter and transaction costs, for an average sales price of $62.58 per pound of U3O8.
enCore’s uranium sales strategy provides a base level of projected income from sales contracts while preserving a significant ability to realize opportunities when strong short-term market fundamentals are present.
The Company has been able to use improving uranium market conditions to create a balanced uranium sales agreement portfolio to provide multiple pricing structures to support future market changes and support production plans. As of June 30, 2025, we have executed fourteen uranium sales agreements to supply uranium to nuclear power plants in the United States and one legacy uranium sales agreement with a uranium trading company. enCore’s uranium sales agreement portfolio is a mix of market related pricing, hybrid base price and market related pricing, base escalated pricing, and fixed prices. Of enCore’s fourteen current uranium sales agreements, two are market-related with no floors or ceilings and eight are market related that typically retain exposure to spot pricing, while including minimum floor and maximum ceiling prices, some of which are adjusted upwards periodically for inflation. Minimum floor prices are set at levels that provide the Company with a comfortable margin over its expected costs of operations in Texas while still allowing the Company to participate in anticipated escalations of the price of uranium. The Company will continue to assess opportunities to secure future sales agreements that will support its continued project and production growth strategies. The Company is committed to honoring all sales commitments.
Corporate Updates for the Second Quarter 2025

•On April 8, 2025, the Company completed a sale of NM Energy Holding Canada that holds the Crownpoint and Hosta Butte projects pursuant to the Purchase Agreement with Verdera. At closing, the Company received 50,000,000 non-voting preferred shares of Verdera.

•On May 29, 2025, the Company announced the approval for the inclusion of the Upper Spring Creek ISR Uranium Project in the existing Radioactive Materials License ("RML") from the TCEQ (Texas Commission on Environmental Quality). This license allows the Company to handle radioactive materials, which includes the final product, U3O8. The current RML includes the Rosita Uranium Project, which has now been extended to cover the Upper Spring Creek Project’s Brown Area. The RML allows the construction of wellfields and a Satellite Ion Exchange ("IX") Plant to commence, which will feed the Rosita ISR Uranium CPP.

•On June 20, 2025, the Company announced the sale of 170,000,000 million common shares in the capital of Anfield Energy Inc. (“Anfield“) arranged through a private agreement at a price of CAD $0.115 per share for aggregate proceeds of CAD $19,550. Immediately following the sale, enCore holds or controls no common shares of Anfield.

•On June 26, 2025, the Company announced record uranium extraction rates from its Alta Mesa ISR Uranium CPP since commencing operations in June 2024.
•Alta Mesa Project operational highlights include:

◦Uranium capture peaking at 3,705 pounds on June 20, 2025;
◦Uranium capture for the first 22 days of June 2025 averaged 2,410 pounds of uranium per day for a total of 53,022 pounds;
◦Uranium capture for the month of May 2025 was an average of 2,103 pounds per day; April 2025 uranium capture was an average of 1,942 pounds per day;
◦Wellfield development at the Alta Mesa Project’s Wellfield 7 continues to expand with the addition of 28 wells: 13 extraction wells and 15 injection wells. This is part of the ongoing ramp up strategy to advance wellfield expansion every 4 to 5 weeks. Wellfield development continues at a consistently accelerated rate with a total of 24 drill rigs in operation across the South Texas operations.

Our website is located at www.encoreuranium.com. From time to time, we may use our website as a distribution channel for material company information.

Our Mineral Properties

enCore controls key mineral properties within the United States, in Texas, South Dakota, and Wyoming. Our operations are designed and permitted to process uranium from a mix of satellite plants and primary sources within South Texas.

Property Location Map

N
S
E
W
MONTANA
WYOMING
SOUTH DAKOTA
NEBRASKA
UTAH
COLORADO
ARIZONA
NEW MEXICO
TEXAS
Aladdin
Dewey-Burdock
Gas Hills
Dewey Terrace
Butler Ranch
Upper Spring Creek Brown
Rosita CPP
Upper Spring Creek Brevard
Rosita South
Kingsville CPP
Alta Mesa CPP

LEGEND

- Central Processing Plants (CPP)
- Pipeline Projects
- Key Projects
- Uranium Districts

0 50 100 200 300 Mi

Scale: 1:18,000,000

enCore energy

United State of America

enCore Energy Uranium Projects

Date: 7/31/2025 | Drawn by: RSG | Version: 2

PCS: NAD 1983 Contiguous USA Albers

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

Gas Hills Project, Wyoming

The Gas Hills Project is an Exploration Stage Property located in Wyoming. The Company owns a 100% interest in the Gas Hills Exploration Project located in the historic Gas Hills Uranium District 45 miles east of Riverton, Wyoming. The Project consists of approximately 1,280 surface acres and 12,960 net mineral acres of unpatented lode claims, a State of Wyoming mineral lease, and private mineral leases, within a brownfield site which has experienced extensive development including extraction and mill site production.

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

The Company’s strategy over the next three years is centered around two of its fully licensed Texas CPPs; Rosita and Alta Mesa. The CPPs located at the Rosita and Alta Mesa projects are designed for, and fully capable of, processing feed resin from relocatable satellite IX plants employed at various deposits within a 100-mile radius of each plant. The Rosita CPP was the starting point for enCore’s Texas extraction strategy. In 2024, the Company announced it had commenced uranium extraction operations at Rosita from the Rosita Extension wellfield, PAA-5. Rosita is located approximately 60 miles from Corpus Christi, Texas and has an 800,000-pound U3O8 per year production capacity. The Rosita CPP will act as the central processing site for the Rosita South - Cadena, Upper Spring Creek- Brown, Upper Spring Creek – Brevard, and Butler Ranch Projects.
In February 2023, the Company acquired 100% of the Alta Mesa Uranium Project and the Mesteña Grande Uranium Project from Energy Fuels for $120 million. enCore’s fully licensed Alta Mesa CPP is located approximately 100 miles southeast of Corpus Christi, Texas, and has a production capacity of 1.5 million pounds of U3O8 per year through its IX system located at the plant. The facility has elution, precipitation, drying, and packaging capacity for 2.0 million pounds of U3O8 per year. This plant is designed to accept direct production feed to the IX columns in the plant and concurrently accept loaded resin from satellite locations, once the resin transfer system has been installed. The Alta Mesa Project includes existing and near-term production areas, including fully permitted and authorized production areas 6 and 7. The Mesteña Grande Uranium Project has additional inferred mineral resource areas that will require significant additional exploration drilling and permitting prior to being able to be brought online. In total, the Alta Mesa Uranium Project combined with the Mesteña Grande Uranium Project encompasses mineral leases on over 200,000 acres of private land. In February 2024, the Company sold a 30% interest in the Alta Mesa and Mesteña Grande projects to Boss for $60 million.
In June 2024, the Company announced the successful startup of uranium extraction operations at the Alta Mesa Project. With the restart of the previously operating Alta Mesa Project, the Company is now the only uranium producer in the United States with multiple production facilities in operation as of June 30, 2025. The initial ramp-up was a progressive process to advance and continue increased uranium extraction via direct feed to the Alta Mesa CPP. Exploration drilling and wellfield installation continued at PAA-7 and is showing positive results to support expanding extraction rate capacity through a second IX circuit at the Alta Mesa CPP. During the three months ended June 30, 2025, the head grade through the South train peaked at 110mg/L and averaged 26mg/L, and the West train peaked at 120mg/L for an average grade of 81.5mg/L. Additional wells are being brought online regularly which has brought both processing trains to near maximum flow capacity. With the increased flow and head grade, the Alta Mesa plant is running at its highest daily capacity rate since commencement of operations in June 2024. Utilizing the Pathcad software, enCore is able to adjust wellfield flow patterns to more optimally recover the mineralization and are adjusting patterns and flow to help improve wellfield performance.

The Kingsville Dome CPP is currently maintained in a standby condition and will require refurbishment prior to commencement of operations. This facility, similar in size and design to the Rosita CPP facility, has a capacity of 800,000 pounds of U3O8 per year.
As the Company has been increasing its operational pace to meet our targets for uranium extraction rates, we have successfully increased our drill rig capacity to facilitate replacing mineral resource depletion and adding mineral resources in South Texas. The Company started with 6 active drill rigs in South Texas at the beginning of 2024, and by December 31, 2024, the number increased to 17. As of June 30, 2025, the Company had 25 active rigs in South Texas.
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
South Texas Regulatory Proceedings

Each of the Company’s production facilities maintain several permits and licenses in order to manage the current operations. For the Company’s operating locations, permits and licenses remain current and in effect. In specific cases, some of those permits and licenses are in renewal, and for some expansion activities, new permits or amendments will be necessary. All of our South Texas facility in-situ uranium recovery and underground injection operations are regulated by the TCEQ, The TCEQ is the principal regulator of uranium ISR and underground injection operations. The RMLs for Rosita and Alta Mesa are issued by the TCEQ under the NRC Agreement State Program that assures that a mature and consistent regulatory process is in place to provide more certainty regarding regulatory approvals.
Currently, at Alta Mesa, the RML and the Class III UIC Area Permit are in timely renewal and under technical review by the TCEQ, but those do not affect current expansion activities. At Upper Spring Creek, the TCEQ has issued the Class III UIC Area Permit, and the agency has approved the expansion of the Rosita RML to incorporate the Upper Spring Creek wellfield and satellite IX facility into the current license activities. Construction of the satellite and wellfield at Upper Spring Creek has commenced. Remaining permits needed to begin operations are the Production Area Authorization and the Class I Waste Disposal Well permit, both of which are under review by the TCEQ as of June 30, 2025.

South Dakota Developments

In addition to the Company’s operations in South Texas, it is also developing pipeline projects in other states. Notably, the advanced stage Dewey-Burdock Uranium Project in South Dakota has demonstrated ISR resources, including a 2024 S-K 1300 Technical Report Summary and Canadian National Instrument 43-101 Technical Report and PEA citing robust economics. The project has its source material license from the NRC and its underground injection permits and aquifer exemption from the EPA. In April 2024, the Company submitted its application to renew the ten (10) year old Source Material License, SUA-1600. The NRC has confirmed that the Dewey-Burdock Source Material License is in timely renewal. The underground injection permits were appealed to the EPA’s Environmental Appeals Board (“EAB”) and the aquifer exemption was appealed to the 8th Circuit Court of Appeals. In September 2024, the Company provided an update regarding the EAB appeal, including a ruling denying the intervenors’ contentions on the merits, and remanding to the EPA to review and complete, if necessary, the administrative record for its permit decisions. Based on a successful outcome for the Company of the appeal of the NRC license, the Company also believes it will be successful in appeals related to the EPA’s underground injection permits and aquifer exemption. Currently, the NRC is scheduled to finalize the renewal by April of 2026.

Wyoming Developments

The Company has commenced the initial permitting work to advance the Gas Hills Project as an ISR uranium recovery operation located in central Wyoming, approximately 60 miles west of Casper. As part of the initial data collection for project permitting, the Company initiated core drilling during 2024. Our Gas Hills Project is located in the historic Gas Hills Uranium District in the brownfield area of extensive previous extraction.

In 2024, we disclosed that the Company initiated exploration drilling on the Dewey Terrace Project area. The goal of this drilling is to understand the extent of the Dewey Terrace project and investigate if the ore body extends to our Dewey Burdock project in South Dakota. The drilling at both the Gas Hills and the Dewey Terrace Projects remain ongoing.
Results of Operations:
The following table summarizes the results of operations for the three months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
(in thousands except per share data)	2025 $	2024 $
Revenue	3,664	5,320	(1,656)	(31)%
Cost of goods sold	2,534	10,428	(7,894)	(76)%
Operating expenses, excluding stock option expense	19,657	16,970	2,687	16%
Stock option expense	750	894	(144)	(16)%
Interest income	201	909	(708)	(78)%
Interest expense	(240)	(445)	205	(46)%
Gain (loss) on marketable securities, unrealized	2,810	(1,396)	4,206	(301)%
Gain on marketable securities, realized	7,671	-	7,671	100%
Net loss before income taxes	(8,835)	(23,621)	14,786	(63)%
Basic and diluted loss per share	(0.03)	(0.12)	0.09	(75)%

The following table sets forth selected operating data and financial metrics for uranium sales for the three months ended June 30, 2025, and 2024.

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2025	2024
Volumes sold (lbs)	60,000	90,000	(30,000)	(33)%
Realized sales price ($/lb)	61.07	59.11	1.96	3%
Costs applicable to revenues ($/lb)	42.23	115.87	(73.63)	(64)%

•Revenue - Revenue from uranium sales for the three months ended June 30, 2025, was $3,664 compared to revenue of $5,320 for the three months ended June 30, 2024, a decrease of $1,656. The decrease was due to lower contracted sales volume resulting in completed sales of 60,000 pounds of uranium, compared to completed sales of 90,000 pounds of uranium for three months ended June 30, 2024. The realized sales prices per pound of uranium for the three months ended June 30, 2025 and 2024 were $61.07 and $59.11, respectively, and included the contractual sales price less sales-related costs such as transfer fees. The realized sale price per pound increase is dictated by the market for uranium, which is a commodity.

•Cost of Sales - Costs applicable to uranium sales were $2,534 for the three months ended June 30, 2025, related to the completed sale of 60,000 pounds of uranium at a weighted average cost of $42.23 per pound compared to uranium costs of $10,428 for the sale of 90,000 pounds at a weighted average cost of $115.87 per pound for the three months ended June 30, 2024. The decrease in costs was due to a lower volume of uranium sold and purchases of uranium at a lower market price. The Company’s weighted average cost components include the cost of purchased uranium and uranium from extraction.

•Operating expenses - Operating expenses include selling, general and administrative expenses. Operating expenses, excluding stock option expenses, for the three months ended June 30, 2025, were $19,657 as compared to $16,970 for the three months ended June 30, 2024. This increase primarily reflects the growth and increased activity levels the Company is experiencing in 2025, which is driven primarily by the increased extraction of uranium at Alta Mesa and Rosita which commenced during the latter part of 2024.

•Stock option expense - Stock option expense decreased for the three months ended June 30, 2025 at $750 compared to $894 for the same period in 2024. Stock option expense is driven by the issuance, exercise, expiration and forfeiture of issued options and common shares.
•Interest income - Interest income for the three months ended June 30, 2025, and June 30, 2024, was $201 and $909, respectively. The decrease was primarily driven by the decrease in cash held in brokerage and bank accounts.
•Interest expense - Interest expense for the three months ended June 30, 2025, and June 30, 2024, was $240 and $445, respectively. The decrease is primarily driven by the conversion of the promissory note during the first half of 2024, resulting in less interest expense for the period ended June 30, 2025.

•Gain/(Loss) on marketable securities, unrealized - The Company recognized a gain of $2,810 on the fair value of marketable securities for the three months ended June 30, 2025, compared to a loss of $1,396 for the three months ended June 30, 2024. Unrealized gains and losses for the three months ended June 30, 2025 and 2024, are due to favorable and unfavorable market conditions for the respective periods.

•Gain on marketable securities, realized - The Company recognized a gain of $7,671 on the fair value of marketable securities for the three months ended June 30, 2025, as a result of the sale of 170,000,000 common shares of Anfield, compared to no gain on marketable securities for the three months ended June 30, 2024. The sale of the Anfield marketable securities was arranged through a private agreement at a price of CAD $0.115 per share. See Note 4 - Investments in Equity and Marketable Securities for more information.

The following table summarizes the results of operations for the six months ended June 30, 2025, and 2024:

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
(in thousands except per share data)	2025 $	2024 $
Revenue	$21,904	$35,714	(13,810)	(39)%
Cost of goods sold	20,796	41,291	(20,495)	(50)%
Operating expenses, excluding stock option expense	34,382	27,969	6,413	23%
Stock option expense	1,629	1,703	(74)	(4)%
Interest income	480	1,348	(868)	(64)%
Interest expense	(586)	(844)	258	(31)%
Loss on marketable securities, unrealized	(7,066)	(2,217)	(4,849)	219%
Gain on marketable securities, realized	7,671	252	7,419	2944%
Other income (expense)	-	(17)	17	100%
Net loss before income taxes	(34,404)	(36,727)	2,323	(6)%
Basic and diluted loss per share	$(0.16)	$(0.16)	-	—%

The following table sets forth selected operating data and financial metrics for uranium sales for the six months ended June 30, 2025, and 2024.

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2025	2024
Volumes sold (lbs)	350,000	410,000	(60,000)	(15)%
Realized sales price ($/lb)	62.58	87.11	(24.53)	(28)%
Costs applicable to revenues ($/lb)	59.42	100.71	(41.29)	(41)%
•Revenue - Revenue from uranium sales for the six months ended June 30, 2025, was $21,904 compared to revenue of $35,714 for the six months ended June 30, 2024, a decrease of $13,810. The decrease was due to lower sales volume resulting in completed sales of 350,000 pounds of uranium for the six months ended June 30, 2025, compared to completed sales of 410,000 pounds of uranium for six months ended June 30, 2024. The realized sales prices per pound of uranium for the six months ended June 30, 2025, and 2024 were $62.58 and $87.11, respectively, and included the contractual sales price less sales-related costs such as transfer fees. The realized sale price per pound decrease is dictated by the market for uranium, which is a commodity.

•Cost of Sales - Costs applicable to uranium sales were $20,796 for the six months ended June 30, 2025, related to the completed sale of 350,000 pounds of uranium at a weighted average cost of $59.42 per pound compared to uranium costs of $41,291 for the sale of 410,000 pounds at a weighted average cost of $100.71 per pound for the six months ended June 30, 2024. The decrease in costs was due to a lower volume of uranium sold and purchases of uranium at a lower market price. The Company’s weighted average cost components include the cost of purchased uranium and uranium from extraction.

•Operating expenses - Operating expenses include selling, general and administrative expenses. Operating expenses, excluding stock option expenses, for the six months ended June 30, 2025, were $34,382 as compared to $27,969 for the six months ended June 30, 2024. This increase primarily reflects the growth and increased activity levels the Company is experiencing in 2025, which is driven primarily by the increased extraction of uranium at Alta Mesa and Rosita which commenced during the latter part of 2024.

•Stock option expense - Stock option expense remained relatively flat for the six months ended June 30, 2025, at $1,629 compared to $1,703 for the same period in 2024. Stock option expense is driven by the issuance, exercise, expiration and forfeiture of issued options and common shares.
•Interest income - Interest income for the six months ended June 30, 2025, and June 30, 2024, was $480 and $1,348, respectively. The decrease was primarily driven by the decrease in cash held in the brokerage and bank accounts.
•Interest expense - Interest expense for the six months ended June 30, 2025, and June 30, 2024, was $586 and $844, respectively. The decrease is primarily driven by the conversion of the $60,000 convertible promissory note in February 2024, partially offset by interest expense on the Uranium Loan in 2024.

•Loss on marketable securities, unrealized - The Company recognized a loss of $7,066 on the fair value of marketable securities for the six months ended June 30, 2025, compared to a loss of $2,217 for the six months ended June 30, 2024. Unrealized losses for the six months ended June 30, 2025, are due to unfavorable market conditions during the six months ended June 30, 2025.

•Gain on marketable securities, realized - The Company recognized a gain of $7,671 on the fair value of marketable securities for the six months ended June 30, 2025, compared to a gain of $252 for the six months ended June 30, 2024, as a result of the sale of 170,000,000 common shares of Anfield. The sale was arranged through a private agreement at a price of CAD $0.115 per share. See Note 4 - Investments in Equity and Marketable Securities for more information.

•Non-GAAP Financial Measures

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
During the six months ended June 30, 2025, the Company continued its uranium extraction activities at its South Texas operations.

Total Costs of U3O8 Sold
		Six Months Ended June 30, 2025
		Pounds U3O8	Cost ($000s)	Cost/Pounds
Total Cost of Pounds		350,000	$20,796	$59.42

Purchased (2024) inventory	(1)	225,000	$15,430	$68.58
Extracted total cost		125,000	$5,365	$42.92

Extracted:
Cash costs	(2)		$3,607	$28.86
Non-Cash costs	(3)		$1,758	$14.06

(1)		Lower of actual cost or market price as of end Q2-2025.
(2)		Cash costs of extracted pounds related to cost of goods sold are a metric for investors in evaluating the Company's operations.
(3)		Non-cash costs of extracted pounds related to cost of goods sold as an insight into additional expenses that impact overall costs and include depletion and certain sales related fees.

Inventory Remaining on Hand		As of June 30, 2025
		Pounds U3O8	Cost ($000s)	Cost/Pounds
Total Cost of Inventory		244,204	$9,678	$39.63

Purchased (2024) inventory	(1)	20,000	$1,188	$59.42
Extracted total cost		224,204	$8,490	$37.87

Extracted:
Cash costs	(2)		$6,098	$27.20
Non-Cash costs	(3)		$2,392	$10.67

(1)	Lower of actual cost or market price as of end Q2-2025.
(2)	Cash costs of extracted pounds related to cost of goods sold are a metric for investors in evaluating the Company's operations.
(3)	Non-cash costs of extracted pounds related to cost of goods sold as an insight into additional expenses that impact overall costs and include depletion and certain sales related fees.

The Company remains committed to cost efficiency and production optimization, ensuring competitive uranium extraction and processing. The Company anticipates further cost efficiencies as additional wellfield patterns come online and economies of scale improve.

Liquidity and Capital Resources

Our short-term cash requirements are primarily driven by exploration and development activities aimed at advancing properties for uranium extraction. We expect to meet our short-term cash requirements generally through existing working capital. As of June 30, 2025, and December 31, 2024, the Company had cash and cash equivalents of $26,897 and $39,701, respectively, and working capital of $30,197 and $57,334, respectively. Operations to date have been funded primarily from the issuance of share capital and the sale of non-controlling interest to Boss in February 2024.
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
To provide the Company with additional liquidity, we entered an equity line of credit commitment of $15,000 on August 7, 2025, with an unrelated party. We do not intend to draw on this line of credit as we have other sources of capital available.

We believe that our available cash, expected operating cash flows, and existing credit facility or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the next twelve-month period following June 30, 2025. We believe that our sources of long-term cash will be sufficient for our needs thereafter.
On December 5, 2023, the Company, through a subsidiary, entered into the Uranium Loan with Boss to borrow up to 200,000 pounds of uranium from Boss. The Uranium Loan bore interest of 9% and was repayable in 12 months in cash or uranium at the election of Boss. Boss is considered a related party given its minority ownership of the JV Alta Mesa. On February 21, 2025, and June 27, 2025, the Company, through a subsidiary, entered into amendments to the Uranium Loan, as discussed in Note 14 – Debt. Subsequent to June 30, 2025, the Company entered into an amendment to the Uranium Loan with Boss. See Notes 14 – Debt and 18 – Subsequent Events for more information.
During the six months ended June 30, 2025, the Company paid an additional $10,054 of the principal balance off, reducing the outstanding debt to $10,054 as of June 30, 2025.

During the six months ended June 30, 2025 and 2024, the Company incurred interest expense of $586 and $626, respectively.
Cash Flows

The following table reflects cash flow activities for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Increase (Decrease)
Net cash used in operating activities	$(17,629)	$(40,117)	$22,488
Net cash provided by (used in) investing activities	(2,115)	(10,914)	8,799
Net cash provided by financing activities	6,551	99,327	(92,776)
Impact of currency rate changes in cash	663	(14)	677
Net (decrease) increase in cash, cash equivalents and restricted cash	$(12,530)	$48,282	$(60,812)

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $22,488, to cash used of $17,629, for the six months ended June 30, 2025, compared to cash used in operating activities of $40,117 for the six months ended June 30, 2024. This is largely driven by the absence of outflows related purchases of uranium inventory during the six months ended June 30, 2025 compared to the same period in 2024. Additionally, there were outflows in 2025, related to the Company’s payments on the Uranium Loan, which is included as an operating activity given that it was to pay for the delivery of uranium (inventory).

Net Cash Provided By (Used In) Investing Activities
Net cash provided by investing activities increased by $8,799, to $2,115, for the six months ended June 30, 2025, compared to $10,914 the six months ended June 30, 2024. This was largely driven by the sale of the Anfield marketable securities in 2025.

Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $92,776, to cash provided of $6,551 for the six months ended June 30, 2025, compared to cash provided by financing activities of $99,327 for the six months ended June 30, 2024. This was largely driven by a reduction in equity financing during this period as well as the 2024 sale of minority interest to Boss.

Off Balance Sheet Arrangements

As of June 30, 2025, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

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
Uranium Price Risk

We are subject to market risk related to the market price of uranium. As of June 30, 2025, we had no uranium supply or off-take agreements in place. Since future sales of uranium concentrates are contracted based on both spot and fixed pricing, fluctuations in the market price of uranium would have a direct impact on our revenues, results of operations and cash flows. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our uranium price exposure to manage our uranium price risk.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, our management, including our Acting Chief Executive Officer and Chief Financial Officer, evaluated, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures cannot yet be considered effective as of June 30, 2025, due to the existence of the material weaknesses in internal control over financial reporting described below.
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
Remediation Activities

As part of improving the effectiveness of our disclosure controls and procedures, management, with oversight from the Audit Committee of the Board of Directors, continued implementing corrective measures during the six months ended June 30, 2025. The Company continues to invest significant time and resources to enhance the design, implementation, and operation of its internal control over financial reporting.
As previously disclosed, during the three months ended June 30, 2025, we continued to enhance our internal control over financial reporting, including the following:

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
Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation efforts described above, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. - Legal Proceedings
For a discussion of the legal proceedings of the Company, see Note 10 – Commitments and Contingencies to the consolidated financial statements above.

Item 1A. - Risk Factors
There have been no material changes to the risk factors previously disclosed under Item 1A, “Risk Factors,” of our Annual Report and our Quarterly Report on Form 10-Q for the period ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2025, 672,043 common shares were issued on the exercise of stock options, for gross proceeds of $549. The common shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act and Rule 4(a)(2) of the Securities Act because (i) the issuances were to investors outside the United States and/or (ii) in a transaction not involving any public offering.

Item 3. Defaults upon Senior Securities

None.
Item 4. Mine Safety Disclosures
Our operations and other activities are not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit	Description
10.1
Amendment No. 3 to Uranium Loan Agreement, dated June 27, 2025, by and between enCore Energy U.S. Corp. and Boss Energy Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2025).

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

31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the U.S. Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the U.S. Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File (formatted as iXBRL)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
*Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enCore Energy Corp
(Registrant)

Dated: August 11, 2025                    By:    /s/ Robert Willette

Robert Willette
Acting Chief Executive Officer and Chief Legal Officer (Principal Executive Officer)

Dated: August 11, 2025                    By:     /s/ Shona Wilson
Shona Wilson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)