Form 10-Q
period 2025-09-30
enCore Energy Corp.
filed 2025-11-10
CIK 1500881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2025
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.
 Commission File Number: 001-41489
ENCORE ENERGY CORP.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
5950 Berkshire Lane, Suite 210 Dallas, TX,75225
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: 361-239-2025
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

As of November 7, 2025, there were  187,249,534 shares of the registrant’s no par value common shares, the registrant’s only outstanding class of voting securities, outstanding.

When we use the terms “enCore Energy Corp.,” “we,” “us,” “our,” or the “Company,” we are referring to enCore Energy Corp. and its subsidiaries, unless the context otherwise requires. Throughout this document we make statements that are classified as “forward-looking.” Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” section of this document for an explanation of these types of assertions.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) and information incorporated by reference herein, contains forward-looking statements and forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation that are subject to risks and uncertainties. Forward-looking statements and information can generally be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” “plans,” “maintains,” “projects,” and similar terminology or variations (including negative variations) of such words and phrases or statements. Forward-looking statements and information are not historical facts, are made as of the date of this Quarterly Report, and include, but are not limited to, statements regarding discussions of results from operations (including, without limitation, statements about the Company’s opportunities, strategies, competition, expected activities, revenues from existing contracts and expenditures, including its sales strategy providing a base level of projected income, as the Company pursues its business plan, the adequacy of the Company’s available cash resources and other statements about future events or results), performance (both operational and financial), including operational expansion, the Company’s belief it is positioned to meet the increased demand for clean, reliable nuclear energy, statements regarding the ability to complete, and the timing of completion of a Going Public Transaction (as defined below) and ability to complete, to shareholders of the Company and business prospects, expectations regarding continuation of delineation drilling adjacent to existing wellfields continuing, future business plans and opportunities and statements as to management’s expectations with respect to, among other things, the activities contemplated in this Quarterly Report.

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

enCore Energy Corp
Consolidated Balance Sheets

(in thousands, except per share data)	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$91,933	$39,701
Prepaid expenses and other current assets	1,929	2,700
Marketable securities	24,288	24,046
Inventory, net	10,986	20,967
Total current assets	129,136	87,414

Mineral rights and properties, net	264,240	271,922
Property, plant and equipment, net	37,470	24,017
Intangible assets, net	1,466	471
Restricted cash	8,388	7,751
Marketable securities, non-current	-	837
Right of use assets - operating lease	481	310
Other long-term assets	720	-
Total assets	$441,901	$392,722

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$9,199	$7,464
Accounts payable - related parties	111	2,378
Note payable - related party	-	20,108
Operating lease liabilities, current	156	130
Total current liabilities	9,466	30,080

Deferred tax liabilities	26,856	26,980
Asset retirement obligations	18,174	16,918
Convertible senior notes	109,315	-
Operating lease liabilities, non-current	334	202
Total liabilities	164,145	74,180
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock 187,104,534 and 186,114,948 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	382,009	380,325
Additional paid-in-capital	55,374	59,856
Accumulated deficit	(186,179)	(150,848)
Accumulated other comprehensive loss	(2,635)	(3,597)
Total stockholders' equity	248,569	285,736
Non-controlling interests	29,187	32,806
Total equity	277,756	318,542
Total liabilities and stockholders' equity	$441,901	$392,722
See accompanying notes to the consolidated financial statements.

enCore Energy Corp
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share amounts)	2025	2024	2025	2024
Revenue	$8,876	$9,258	$30,780	$44,972
Cost of sales	4,985	10,600	25,781	51,891
Gross profit (loss)	3,891	(1,342)	4,999	(6,919)
Operating costs:
Mineral property expenditures	4,328	4,240	18,263	20,051
General and administrative	11,878	9,353	30,000	19,883
Depreciation, amortization and accretion	1,248	792	3,573	2,411
Other operating costs	477	1,628	2,106	3,340
Total operating expenses	17,931	16,013	53,942	45,685

Operating loss	(14,040)	(17,355)	(48,943)	(52,604)

Gain on marketable securities, realized	62	-	7,733	252
Gain (loss) on marketable securities, unrealized	8,158	(1,474)	1,092	(3,691)
Interest income	542	651	1,022	1,999
Interest expense	(1,053)	(445)	(1,639)	(1,289)
Other expense	-	-	-	(17)
Total other income (expense)	7,709	(1,268)	8,208	(2,746)
Net loss before income taxes	(6,331)	(18,623)	(40,735)	(55,350)
Income tax expense (benefit)	58	(283)	(124)	(5,647)
Net loss	(6,389)	(18,340)	(40,611)	(49,703)
Less: Net loss attributable to non-controlling interests	(1,627)	(2,492)	(5,280)	(4,554)
Net loss attributable to enCore Energy Corp.	$(4,762)	$(15,848)	$(35,331)	$(45,149)

Net loss per share basic	$(0.03)	$(0.09)	$(0.19)	$(0.25)
Net loss per share diluted	$(0.03)	$(0.09)	$(0.19)	$(0.25)

Weighted average number of shares
Basic	187,361,185	185,184,856	186,733,931	180,652,905
Diluted	187,361,185	185,184,856	186,733,931	180,652,905
See accompanying notes to the consolidated financial statements.

enCore Energy Corp
Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(6,389)	$(18,340)	$(40,611)	$(49,703)

Other comprehensive gain (loss), (net of tax)
Foreign currency translation adjustment	(367)	465	962	(450)
Total other comprehensive gain (loss), (net of tax)	(367)	465	962	(450)
Comprehensive loss	(6,756)	(17,875)	(39,649)	(50,153)
Comprehensive loss attributable to non-controlling interests	(1,627)	(2,492)	(5,280)	(4,554)
Comprehensive loss attributable to enCore Energy Corp.	$(5,129)	$(15,383)	$(34,369)	$(45,599)
See accompanying notes to the consolidated financial statements.

enCore Energy Corp
Consolidated Statements of Cash Flow (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024

OPERATING ACTIVITIES
Net loss	$(40,611)	$(49,703)
Adjustments to reconcile net loss to used in operating activities
Amortization, depreciation and accretion	3,579	2,411
Amortization of debt issuance costs	115	-
Depletion	3,490	-
Stock based compensation	2,106	3,331
Inventory impairment charge	155	6,654
Exploration costs related to mineral properties	8,655	7,653
Unrealized loss on marketable securities	(1,092)	3,691
Realized gain on marketable securities	(7,733)	(252)

Changes in operating assets and liabilities:
Receivables, prepaids and deposits	6,676	(757)
Inventories	9,774	(33,524)
Accounts payable and accrued liabilities	295	2,003
Asset retirement obligations	(117)	(367)
Deferred tax liability	(124)	(5,685)
Due to related parties	(23,095)	18,954
Net cash used in operating activities	$(37,927)	$(45,591)

INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(14,214)	(5,227)
Purchase of intangible assets	(1,000)	-
Exploration costs related to mineral properties	(8,655)	(7,653)
Purchase of marketable securities	(5,441)	(6,050)
Proceeds from sale of marketable securities	15,594	552
Net cash used in investing activities	$(13,716)	$(18,378)

FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes	115,000	-
Payments of debt issuance costs	(5,800)	-
Private placement proceeds	-	10,000
Common stock issuance costs	-	(50)
Proceeds from the At -the-Market ("ATM") sales	-	2,008
Proceeds from exercise of warrants	236	23,919
Proceeds from exercise of stock options	784	1,522
Payment of capped call premiums	(11,549)	-
Proceeds from sale of minority interest	-	60,000
Contributions from non-controlling interest	5,625	5,369
Net cash provided by financing activities	$104,296	$102,768

Net increase in cash, cash equivalents and restricted cash	52,653	38,799
Foreign exchange difference on cash, cash equivalents and restricted cash	216	128

enCore Energy Corp
Consolidated Statements of Cash Flow (Unaudited) (continued)

Cash, cash equivalents and restricted cash, beginning of year	47,452	15,173
Cash, cash equivalents and restricted cash, end of period	$100,321	$54,100

See accompanying notes to the consolidated financial statements.

enCore Energy Corp
Consolidated Statements of Cash Flow (Unaudited) (continued)

	Nine Months Ended September 30,
	2025	2024
Non-cash activities:
Property, plant, and equipment additions included in accounts payable and accrued liabilities	$1,427	$400
Inventory distributions to non-controlling interest	4,244	-
Conversion of promissory note, including equity portion, to shares	-	23,117
Mineral property depletion costs capitalized into inventory during the period	7,682	-
See accompanying notes to consolidated financial statements.

enCore Energy Corp
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Equity Portion of Convertible Promissory Note	Additional Paid- in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount

Balance at January 1, 2024	165,134	$308,198	$3,813	$41,203	$(89,456)	$(1,792)	$-	$261,966
Net loss	-	-	-	-	(7,282)	-	(460)	(7,742)
Private placement	2,564	10,000	-	-	-	-	-	10,000
Share issuance costs	-	(50)	-	-	-	-	-	(50)
Shares issued for exercise of warrants	5,579	22,297	-	(5,363)	-	-	-	16,934
Shares issued for exercise of stock options	698	2,009	-	(1,108)	-	-	-	901
Shares issued for ATM	496	2,008	-	-	-	-	-	2,008
Share-based compensation	-	-	-	818	-	-	-	818
Equity portion of convertible promissory note	6,872	23,117	(3,813)	-	-	-	-	19,304
Non-controlling interest Investment in Alta Mesa JV	-	-	-	15,458	-	-	39,553	55,011
Cumulative translation adjustment	-	-	-	-	-	202	-	202
Balance at March 31, 2024	181,343	$367,579	$-	$51,008	$(96,738)	$(1,590)	$39,093	$359,352
Net loss	-	-	-	-	(22,019)	-	(1,602)	(23,621)
Contributions from non-controlling interest	-	-	-	3,874	-	-	-	3,874
Shares issued for exercise of warrants	1,888	6,597	-	(1,477)	-	-	-	5,120
Shares issued for exercise of stock options	1,239	921	-	(381)	-	-	-	540
Share-based compensation	-	-	-	885	-	-	-	885
Cumulative translation adjustment	-	-	-	-	-	(1,117)	-	(1,117)
Balance at June 30, 2024	184,470	$375,097	$-	$53,909	$(118,757)	$(2,707)	$37,491	$345,033
Net loss	-	-	-	-	(15,848)	-	(2,492)	(18,340)
Contributions from non-controlling interest	-	-	-	1,495	-	-	-	1,495
Shares issued for exercise of warrants	757	2,478	-	(614)	-	-	-	1,864
Shares issued for exercise of stock options	119	266	-	(185)	-	-	-	81
Share-based compensation	-	-	-	1,628	-	-	-	1,628
Cumulative translation adjustment	-	-	-	-	-	465	-	465
Balance at September 30, 2024	185,346	$377,841	$-	$56,233	$(134,605)	$(2,242)	$34,999	$332,226

enCore Energy Corp
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Equity Portion of Convertible Promissory Note	Additional Paid- in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount

Balance at January 1, 2025	186,115	$380,325	$-	$59,856	$(150,848)	$(3,597)	$32,806	$318,542
Net loss	-	-	-	-	(24,243)	-	(1,144)	(25,387)
Contributions from non-controlling interest	-	-	-	5,045	-	-	1,457	6,502
Inventory transfers to non-controlling interest	-	-	-	-	-	-	(1,053)	(1,053)
Shares issued for exercise of warrants	90	302	-	(66)	-	-	-	236
Shares issued for exercise of stock options	181	241	-	(100)	-	-	-	141
Share-based compensation	-	-	-	878	-	-	-	878
Cumulative translation adjustment	-	-	-	-	-	65	-	65
Balance at March 31, 2025	186,386	$380,868	$-	$65,613	$(175,091)	$(3,532)	$32,066	$299,924
Net loss	-	-	-	-	(6,326)	-	(2,509)	(8,835)
Contributions from non-controlling interest	-	-	-	580	-	-	2,193	2,773
Inventory transfers to non-controlling interest	-	-	-	-	-	-	(1,507)	(1,507)
Shares issued for exercise of stock options	672	993	-	(444)	-	-	-	549
Share-based compensation	-	-	-	751	-	-	-	751
Cumulative translation adjustment	-	-	-	-	-	1,264	-	1,264
Balance at June 30, 2025	187,058	$381,861	$-	$66,500	$(181,417)	$(2,268)	$30,243	$294,919
Net loss	-	-	-	-	(4,762)		(1,627)	(6,389)
Contributions from non-controlling interest	-	-	-	-	-		2,255	2,255

enCore Energy Corp
Consolidated Statements of Stockholders’ Equity (Unaudited)

Inventory transfers to non-controlling interest	-	-	-	-	-	-	(1,684)	(1,684)
Shares issued for exercise of stock options	46	148	-	(54)	-			94
Share-based compensation	-	-	-	477	-			477
Capped calls				(11,549)				(11,549)
Cumulative translation adjustment	-	-	-	-	-	(367)		(367)
Balance at September 30, 2025	187,104	$382,009	$-	$55,374	$(186,179)	$(2,635)	$29,187	$277,756

See accompanying notes to the consolidated financial statements.

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
As of September 30, 2025, the Company is an “Exploration Stage Issuer” as defined by Regulation S-K subpart 1300 (“S-K 1300”) of the Securities Act of 1933, as amended (the “Securities Act”) as it has not established proven or probable mineral reserves, as required by the SEC to be defined as a Development Stage Issuer.
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
In management’s opinion, the consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for twelve months ending December 31, 2025.

These financial statements are presented in thousands of United States Dollars unless otherwise noted. There are certain disclosures where the Company discloses the amount in Canadian Dollars (“CAD,”) as this is the currency in which the instrument is denominated.

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

Segments

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODMs is the Chief Executive Officer. The Company has one operating segment and one reportable segment. This reportable segment relates to uranium extraction, recovery and sales of uranium from mineral properties along with the exploration, permitting and evaluation of uranium properties in the United States. The CODM assesses financial performance and decides how to allocate resources based on performance of mineral properties and the sale of uranium.

Mineral Rights and Properties

We have established the existence of mineralized materials for certain uranium projects, including our Rosita Uranium Project (“Rosita” or “Rosita Project”) and Alta Mesa Projects (collectively, the “ISR Projects”). We have not established proven or probable reserves, as defined by S-K 1300, through the completion of a “final” or “bankable” feasibility study for any of the uranium projects we operate, including our ISR Projects. As a result, and despite the fact that we commenced the extraction of mineralized materials at our ISR Projects, we remain an Exploration Stage Issuer, as defined by the SEC, and will continue to remain as an Exploration Stage Issuer until such time that proven or probable reserves have been established.
As an Exploration Stage Issuer, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as we exit the Exploration Stage by establishing proven or probable reserves. Expenditures relating to exploration activities, such as drill programs to establish mineralized materials, are expensed as incurred. Expenditures relating to pre-extraction activities, such as the construction of mine wellfields, ion exchange (“IX”) facilities and disposal wells, are expensed as incurred until such time that proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred. The Company presents construction and drilling costs within the exploration costs related to mineral properties in the investing cash flows section of the consolidated statements of cash flows. The remaining costs (e.g. maintenance and lease fees) are included in the operating cash flows section of the consolidated statements of cash flows.
When the Company starts to extract mineral materials at our ISR Projects, the capitalized costs are depleted over estimated mineral resources using the units-of-production method. Depletion costs are included in cost of sales in the consolidated statement of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reported periods. Areas requiring significant judgments, estimates and assumptions include the valuation of acquired mineral rights and properties and equity-accounted investments, existence of impairment indicators for the Company’s long-lived assets, valuation and measurement of impairment losses on mineral rights and properties, valuation of asset retirement obligations, and valuation of stock options, share purchase warrants and share-based compensation. Other areas requiring estimates include allocations of expenditures to inventories, depletion and amortization of mineral rights and properties and depreciation of property, plant and equipment. Actual results could differ significantly from those estimates and assumptions.

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
On consolidation, the Company’s financial statements are translated into the presentation currency, being the U.S. Dollar. Assets and liabilities are translated at the period-end exchange rate. Income and expenses are translated at the average exchange rate for the period in which they arise. Exchange differences are recognized in accumulated comprehensive income (loss) as a separate component within equity.
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
There were no indicators of impairment as of September 30, 2025 or 2024.
Impairment of Long-lived Assets
The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Mineral rights and properties are monitored for impairment based on factors such as uranium prices, government regulations, our continued right to explore the area, exploration reports, assays, technical reports, drill results and continued plans to fund exploration and development programs on the property.
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
There were no indicators of impairment for long-lived assets as of September 30, 2025 or 2024.
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
Asset Retirement Obligations
Various federal and state laws and regulations require our Company to reclaim the surface areas and restore groundwater quality to regulatory standards after the completion of extraction. We recognize the present value of the future restoration and remediation costs as an asset retirement obligation in the period in which we incur an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.
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
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
Share-based Compensation
We measure share-based awards, typically options and restricted share units, at fair value on the date of the grant and expense the awards over the requisite service period of employees, brokers or consultants. The fair value of these stock options is measured at the grant date using the Black-Scholes option pricing model. The share-based awards are equity-classified.
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
The Company classifies its financial instruments in the following categories: at fair value through profit and loss (“FVTPL”), at fair value through other comprehensive loss (“FVTOCI”), or at amortized cost. The Company determines the classification of financial assets at initial recognition. The classification of debt instruments is driven by the Company’s business model for managing the financial assets and their contractual cash flow characteristics. Equity instruments that are held for trading are classified as FVTPL. For other equity instruments, on the day of acquisition the Company can make an irrevocable election (on an instrument-by instrument basis) to designate them at FVTOCI. Financial liabilities are measured at amortized cost, unless they are required to be measured at FVTPL (such as debt) or the Company has opted to measure them at FVTPL. Financial assets and liabilities carried at FVTPL are initially recorded at fair value and transaction costs are expensed in profit or loss. Realized and unrealized gains and losses arising from changes in the fair value of the financial assets and liabilities held at FVTPL are included in the unaudited consolidated statements of operations in the period in which they arise.
Revenue Recognition and Trade Receivables
Our revenues are primarily derived from the sale of uranium concentrates under contracts with major U.S. utilities. Revenue is recognized when delivery is evidenced by book transfer at the applicable uranium storage facility. The sales contracts specify the quantity to be delivered, the price, payment terms and the year of the delivery. Under these contracts, each product delivered to the customer represents a separate performance obligation. The Company's contracts with its customers include minimum quantities to be delivered over terms greater than one year and may include fixed prices, market-based prices, and other variable pricing. In many

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
contracts the variable consideration is allocated entirely to a wholly unsatisfied performance obligation, having met the criteria to do so. Other contracts may require certain variable consideration to be estimated and constrained as part of the transaction price.

Under the Company’s uranium contracts, it invoices customers after the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s uranium contracts generally do not give rise to contract assets or liabilities.
The Company applies the optional exemption not to disclose the remaining transaction price that is variable and allocated to wholly unsatisfied future quantities. The Company expects to recognize revenue related to fixed and unconstrained variable consideration of $62,940 through December 31, 2027, and $269,000 thereafter under the non-cancelable portion of these contracts.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates its estimate of expected credit losses based on historical experience and current and forecasted future economic conditions for each portfolio of customers. As of September 30, 2025 and December 31, 2024, the Company did not have an allowance for expected credit losses for trade accounts receivable. As of September 30, 2025 and December 31, 2024, the Company did not have receivables from contracts with customers.

Earnings/(Loss) per Share
Basic earnings or loss per share includes no potential dilution and is computed by dividing the earnings or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share reflects the potential dilution of securities that could share in the earnings or loss of our Company. Securities are excluded from the calculation of our diluted weighted average common shares outstanding if their effect would be anti-dilutive based on the treasury stock method or due to a net loss from continuing operations. The Capped Calls are excluded from the diluted EPS calculation because under U.S. GAAP purchased puts and calls are ignored in both basic and diluted EPS.

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

3.Inventory
Costs of inventory consisted of the following:

	September 30, 2025	December 31, 2024
Purchased uranium inventories	$1,188	$16,614
Raw uranium	4,929	1,564
Uranium concentrates from extraction	4,723	2,718
Materials and supplies	146	71
Total	$10,986	$20,967
In order to measure inventory at the lower of cost and net realizable value for the nine months ended September 30, 2025 and September 30, 2024, the Company recognized impairment losses related to purchased uranium in the amount of $155 and $6,654, respectively. For the three months ended September 30, 2025, the Company did not recognize any impairment losses related to purchased uranium. For the three months ended September 30, 2024, the Company recognized $1,107 in impairment losses related to purchased uranium. These losses are recorded in cost of goods sold in the Company’s unaudited consolidated statements of operations.
The Company recognized depletion in cost of sales of $1,781 and $3,490 for the three and nine months ended September 30, 2025, respectively, for capitalized costs related to mineral properties that were depleted to inventory using the units-of-production method and then sold during the period. There was no depletion recognized in cost of sales for the three and nine months ended September 30, 2024.

4.Investments in Equity and Marketable Securities
The Company records both marketable securities and equity method investments at fair value. The Company has classified these investments on the Company’s unaudited consolidated balance sheets as marketable securities.
The following table summarizes the changes in fair value of the Company’s investment in equity securities as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Balance, beginning of year	$24,883	$19,933
Investment in publicly traded companies	5,441	9,798
Divestment of publicly traded companies	(7,861)	(548)
Fair value gain/(loss) on marketable securities	1,092	(2,711)
Foreign exchange translation	733	(1,589)
Balance, end of period	24,288	24,883
Noncurrent marketable securities	-	(837)
Current marketable securities	$24,288	$24,046
The realized gains on marketable securities sold during the three and nine months ended September 30, 2025 was $62 and $7,733, respectively. During the nine months ended September 30, 2025, the Company sold 170,000,000 common shares in Anfield Energy Inc. ("Anfield") arranged through a private agreement at a price of CAD $0.115 per share for aggregate proceeds of CAD $19,550. The realized gain on marketable securities sold during the three and nine months ended September 30, 2024 was $0 and $252, respectively.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
The unrealized gain on marketable securities for the nine months ended September 30, 2025 was $1,092. The Company recorded an unrealized loss of $3,691 for the nine months ended September 30, 2024. The unrealized gain on marketable securities for the three months ended September 30, 2025 was $8,158. The unrealized loss on marketable securities for the three months ended September 30, 2024 was $1,474. These net realized and unrealized gains and losses are recorded in the consolidated statements of operations.

5.Intangible Assets
Intangible assets consist of the following as of September 30, 2025 and December 31, 2024.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2025
Definite-lived: Data access agreement	$259	$125	$134
Indefinite-lived: Data purchases	1,332	-	1,332
	$1,591	$125	$1,466

December 31, 2024
Definite-lived: Data access agreement	$250	$107	$143
Indefinite-lived: Data purchases	328	-	328
	$578	$107	$471
Aggregate intangible asset amortization expense was $18 and $14 for the nine months ended September 30, 2025 and 2024, respectively. Aggregate intangible asset amortization expense was $8 and $5 for the three months ended September 30, 2025 and 2024, respectively. These amounts are included in depreciation, amortization and accretion expense in the unaudited consolidated statements of operations.

Estimated future intangible asset amortization expense based upon the carrying value as of September 30, 2025 is as follows:

	Remainder of 2025	2026	2027	2028	2029	2030	Thereafter	Total
Amortization expense	$5	$18	$18	$18	$18	$18	$39	$134
6.Property, Plant & Equipment, Net
Property, plant and equipment consists of the following:

	September 30, 2025	December 31, 2024
Uranium plants	$12,017	$8,292
Other property and equipment	14,478	9,966
Construction in progress	17,443	10,039
Total property, plant and equipment	43,938	28,297
Less: Accumulated depreciation	(6,468)	(4,280)
Total property, plant and equipment, net	$37,470	$24,017
Aggregate depreciation expense was $787 and $489 for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the aggregate depreciation expense was

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
$2,188 and $1,360 respectively. These amounts are included in depreciation, amortization and accretion in the unaudited consolidated statements of operations.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
7.Mineral Rights and Properties
As of September 30, 2025, we had mineral rights in the U.S. states of Texas, Wyoming, South Dakota, Colorado, Arizona and New Mexico. These mineral rights were acquired through asset acquisitions, lease or option agreements. As of September 30, 2025, annual maintenance payments of approximately $2,016 are required to maintain these mineral rights.
As of September 30, 2025 the activity of these mineral rights and properties was as follows:

Amount
Balance, December 31, 2024	$271,922
Depletion capitalized into inventory	(7,682)
Balance, September 30, 2025	$264,240
The Company recorded depletion of $3,110 and $7,682 that was capitalized to inventory during the three and nine months ended September 30, 2025, respectively, utilizing the units-of-production method, $1,509 of which was included in distributions to non-controlling interest and $3,764 that was capitalized into ending inventory as of September 30, 2025. There was no recorded depletion during the three and nine months ended September 30, 2024.

Texas
Alta Mesa Project
The Alta Mesa Project is located in Brooks County, Texas.
In February 2024, the Company completed several transactions under a master transaction agreement (the “MT Agreement”) with Boss Energy Ltd. The completion of these transactions resulted in the Company holding a 70% interest in the project while also remaining as the project manager. Boss Energy holds a 30% interest in the project. Refer to Note 8 – Sale of Minority Interest in Alta Mesa for further details. As of September 30, 2025, $110,757 was capitalized as Mineral rights and property on the Company’s unaudited consolidated balance sheets. As of December 31, 2024, $118,438 was capitalized as Mineral rights and property on the Company’s consolidated balance sheet.
Wyoming
Gas Hills
The Gas Hills Project is located in Riverton, Wyoming.
Juniper Ridge
The Juniper Ridge Project is located in the southwest portion of Wyoming.
South Dakota
Dewey-Burdock
The Dewey-Burdock Project is an ISR uranium project located near Edgemont, South Dakota.
Notably, the advanced stage Dewey-Burdock Uranium Project (“Dewey-Burdock” or “Dewey-Burdock Project”) in South Dakota has demonstrated ISR resources, including a 2019 Preliminary Economic Assessment (“PEA”) citing robust economics. The Company completed a Canadian National Instrument 43-101 and a S-K 1300 compliant technical report, effective as of October 8, 2024, which concluded, “based on the technical and economic data, economic analysis and anticipated risks, the Project will be a successfully operable ISR mine.” The Dewey-Burdock Project has its source material license from the U.S. Nuclear Regulatory Commission

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
(“NRC”) and its underground injection permits and aquifer exemption from the US Environmental Protection Agency (“EPA”).

On September 2, 2025, the Company announced that the Dewey-Burdock Project had been approved for inclusion in the FAST-41 Program by the U.S. Federal Permitting Improvement Steering Council (“Permitting Council”). This is a component of the implementation of President Trump’s Executive Order on Immediate Measures to Increase American Mineral Production. The Dewey-Burdock Project received its Source and Byproduct Materials License in 2014, from the NRC, now under timely renewal, and will work with the NRC as the lead agency for federal permitting. The Company’s objective is to advance the Dewey-Burdock Project into development and operation utilizing the ISR uranium extraction process. Under the Executive Order, the Permitting Council identifies priority infrastructure and critical mineral projects to receive accelerated permitting review. The addition of the first South Dakota ISR project supports the domestic uranium production focus of the United States. This focus enables the development of essential clean energy, extracted through environmentally responsible ISR technology, to provide affordable, reliable domestic energy.
On September 16, 2025, the Company announced that the EPA Environmental Appeals Board (“EAB”) has denied in full a petition for review filed by the Oglala Sioux Tribe, Black Hills Clean Water Alliance, and NDN Collective (the “Petitioners”) against the EPA’s issuance of Class III and Class V Underground Injection Control (“UIC”) permits for the Company’s 100%-owned Dewey Burdock Project in South Dakota. The decision allows the Dewey-Burdock Project to advance through federal permitting with the intent to commence state permitting activities in 2025, accelerating the Project towards development ahead of schedule.
New Mexico
McKinley, Crownpoint and Hosta Butte
In April 2025, the Company executed a definitive sale and purchase agreement to sell certain mineral rights and properties that were classified as held for sale and owned by NM Energy Holding Canada Corp. (“NM Energy Canada,”) an enCore subsidiary (the “Verdera Transaction”) that holds the Crownpoint and Hosta Butte projects located in McKinley County, New Mexico to Verdera Energy Corp. (“Verdera”) pursuant to a share purchase agreement, dated March 17, 2025 (the “Share Purchase Agreement”). As a result of the Verdera Transaction, the Company contingently received 50,000,000 Preferred Shares of Verdera. The Preferred Shares provide voting rights related to approval of a “Going Public Transaction”, which is defined as a transaction that results in the common shares of Verdera being listed on a Canadian stock exchange and concurrent registration under the Exchange Act, which the Company has agreed to vote in favor of so long as the Going Public Transaction results in aggregate gross proceeds to Verdera of at least CAD $20 million. In the event that Verdera does not execute the Going Public Transaction by December 10, 2025 (which may be extended by mutual agreement up to January 31, 2026), the Company will have the right to reacquire NM Energy Canada from Verdera in exchange for transferring all of the contingently received 50,000,000 Preferred Shares of Verdera back. As such, the recognition of the fair value related to the preferred shares currently has no impact to the financial statements until the “Going Public Transaction” related contingencies are resolved.

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
Boss also acquired 2,564,102 common shares of the Company for total proceeds to the Company of $10,000. Finally, the parties also entered into a strategic collaboration agreement for the collaboration and research to develop the Company’s prompt fission neutron technology, to be financed equally by each party. The terms of the agreement and the disposal of a 30% interest in the JV Alta Mesa support that control was retained both before

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
and after Boss acquired their interest, and that joint control is not present. As such, the Company will continue to consolidate the operations of the JV Alta Mesa with the non-controlling interest being recorded.
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
The table below is a summary of the accounting for the Non-Controlling Interest as of September 30, 2025.

Amount
Initial non-controlling interest	$39,553
Net loss for the period attributable to non-controlling interest	(6,601)
Inventory transfers to non-controlling interest	(1,905)
Contributions from non-controlling interest	1,759
Balance at December 31, 2024	$32,806

Balance at January 1, 2025	$32,806
Net loss for the period attributable to non-controlling interest	(5,280)
Inventory transfers to non-controlling interest	(4,244)
Contributions from non-controlling interest	5,905
Balance at September 30, 2025	$29,187

9.Asset Retirement Obligations and Restricted Cash
The asset retirement obligations continuity summary is as follows:

Amount
Balance, December 31, 2024	$16,918
Accretion	1,373
Settlement	(117)
Balance, September 30, 2025	$18,174
As of September 30, 2025 and December 31, 2024, the Company deposited $8,388 and $7,751, respectively, for collateralization of its performance obligations with an unrelated third party also known as performance bonds. These funds are not available for the payment of general corporate obligations. The performance bonds are required for future restoration and reclamation obligations related to the Company’s operations. These funds are categorized as restricted cash on the Company’s unaudited consolidated balance sheets.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
10.Commitments and Contingencies
    General Legal Matters
On March 14, 2025, a purported shareholder of the Company filed a putative federal securities class action, in the United States District Court for the Southern District of Texas against the Company and certain of its current and former officers and directors (the “Litigation”).
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
On April 23, 2025, the Company’s former Chief Executive Officer filed a demand for arbitration with the Judicial Arbiter Group against the Company. The demand principally alleged that the Company breached the former Chief Executive Officer’s employment agreement by refusing to pay him the amount he claimed to be owed under the employment agreement had the Company terminated his employment without just cause. Therefore, the former Chief Executive Officer sought damages for the amounts allegedly owed under the employment agreement for termination without just cause, including salary, a 2024 cash bonus, an annual targeted bonus and his COBRA coverage for 24 months. On September 23, 2025, the parties reached an agreement-in-principle to settle the demand for arbitration for approximately $922. As of September 30, 2025, Management believed it was probable an amount would be paid and an accrual of $922 was recorded in the condensed consolidated financial statements for the three months ended September 30, 2025. On October 10, 2025, the parties entered into a Confidential Settlement and General Release Agreement. See Note 18 – Subsequent Events.

On June 2, 2025, the Company’s former Chief Operating Officer filed a demand for arbitration with the Judicial Arbiter Group against the Company. The demand principally alleges that the Company breached the former Chief Operating Officer’s employment agreement by refusing to pay him the amount he claimed to be owed under the employment agreement had the Company terminated his employment without just cause. Therefore, the former Chief Operating Officer seeks damages for the amounts allegedly owed under the employment agreement for termination without just cause, including salary and his COBRA coverage for 24 months. Management believes that this demand for arbitration is preliminary in nature and that a loss is not probable or estimable at this time.

The Company is subject to routine litigation incidental to our business. The Company is not currently a party to any material legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

Mineral Property Commitments

The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually. As of September 30, 2025, annual maintenance payments of approximately $2,016 are required to maintain these mineral rights.

Sales Contracts

The Company’s sales commitments, for all sales contracts, are presented in pounds (in thousands) below.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

Year	Volume (in pounds)
Remainder of 2025	175
2026	900
2027	850
2028	1,000
2029	1,500
Thereafter	3,700
Total	8,125

Reclamation Bonds
The Company has indemnified third-party companies to provide reclamation bonds as collateral for the Company’s ARO. The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of September 30, 2025 and December 31, 2024, the Company had $8,388 and $7,751, respectively, posted as collateral against an undiscounted ARO of $23,412 and $23,529, respectively.

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

The Company’s convertible senior notes debt component was fair valued utilizing a 6.7% discount rate, which is the Company’s estimate of the market discount rate for this arrangement. This is classified within Level 2 of the hierarchy.

	Level 1	Level 2	Level 3	Total
September 30, 2025
Assets:
Marketable securities, current and non-current	$23,863	$-	$-	$23,863
Warrant asset	-	425	-	425
Total assets	$23,863	$425	$-	$24,288
Liabilities:
Convertible debt, non-current	-	109,226	-	109,226
Total liabilities	-	109,226	-	109,226

	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets:
Marketable securities, current and non-current	$24,314	$-	$-	$24,314

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

Warrant asset	-	569	-	569
Total assets	$24,314	$569	$-	$24,883
12.Stockholders’ Equity
The authorized shares of the Company consist of an unlimited number of common and preferred shares, both without par value. All proceeds received for issuances of common shares are attributed to common shares on the Company’s consolidated balance sheets.
During the three months ended September 30, 2025, the Company issued:
i)46,210 common shares on the exercise of stock options, for gross proceeds of $94. In connection with the stock options exercised, the Company reclassified $54 from additional paid in capital to common shares.
ii)The Company entered into four base capped call transactions with each of Deutsche Bank AG, London Branch, Nomura Global Financial Products Inc., Truist Bank and UBS AG, London Branch (together, the “Option Counterparties”), (together, the “Base Capped Call Transactions”). The Company also entered into an additional four capped call transactions with the Option Counterparties (together, the “Additional Capped Call Transactions” and, together with the Base Capped Call Transactions, the “Capped Call Transactions” or the “2030 Capped Calls”). The 2030 Capped Calls are generally intended to reduce or offset the potential economic dilution to the common shares upon conversion of the Company’s 5.5% Convertible Senior Notes due 2030 (the “Convertible Senior Notes”). As the 2030 Capped Calls are considered indexed to the Company’s own equity and are equity classified, they are recorded in shareholders’ equity and are not accounted for as a derivative. The costs of $11,549 incurred in connection with the 2030 Capped Calls were recorded as a reduction to additional paid-in capital. The Capped Calls Transactions are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under treasury stock method.
During the three months ended September 30, 2024, the Company issued:
i)757,250 common shares on the exercise of warrants, for gross proceeds of $1,864. In connection with the warrants exercised, the Company reclassified $614 from additional paid in capital to share capital.
ii)118,750 common shares on the exercise of stock options, for gross proceeds of $81. In connection with the stock options exercised, the Company reclassified $185 from additional paid in capital to common shares.
During the nine months ended September 30, 2025, the Company issued:
i)90,000 common shares on the exercise of warrants, for gross proceeds of $236. In connection with the warrants exercised, the Company reclassified $66 from additional paid in capital to share capital.
ii)899,586 common shares on the exercise of stock options, for gross proceeds of $784. In connection with the stock options exercised, the Company reclassified $598 from additional paid in capital to common shares.
iii)The Company entered into the Capped Call Transactions on August 20 and August 22, 2025. The 2030 Capped Calls are generally intended to reduce or offset the potential economic dilution to the common shares. As the 2030 Capped Calls are considered indexed to the Company’s own equity and are equity classified, they are recorded in shareholders’ equity and are not accounted for as a derivative. The costs of $11,549 incurred in connection with the 2030 Capped Calls were recorded as a reduction to additional paid-in capital. The Capped Calls Transactions are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under treasury stock method.

During the nine months ended September 30, 2024, the Company issued:

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
i)2,564,102 units to Boss in February of 2024, for a private placement at a price of $3.90 per unit for gross proceeds of $10,000.
ii)6,872,143 common shares to extinguish the convertible note with a carrying value of $23,117 in February 2024.
iii)8,224,985 common shares on the exercise of warrants, for gross proceeds of $23,918. In connection with the warrants exercised, the Company reclassified $7,454 from additional paid in capital to share capital.
iv)2,055,617 common shares on the exercise of stock options, for gross proceeds of $1,522. In connection with the stock options exercised, the Company reclassified $1,674 from additional paid in capital to common stock.
v)495,765 common shares sold in accordance with the Company’s ATM program for gross proceeds of $2,008.
Share Purchase Warrants
A summary of the status of the Company’s warrants as of September 30, 2025, and changes during the three months then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price (CAD)
Outstanding, December 31, 2024	19,934,084	C$3.81
Exercised	(90,000)	3.75
Expired	(2,444)	3.27
Outstanding, September 30, 2025	19,841,640	C$3.81
As of September 30, 2025, share purchase warrants outstanding were as follows:

		Warrants Outstanding September 30, 2025
Warrant Price Per Share (CAD)	Number of Warrants	Weighted Average Remaining Life (years)	Weighted Average Exercise Price (CAD)
C$4.05	3,835,440	0.07	C$4.05
C$3.75	16,006,200	0.30	C$3.75
Total	19,841,640	0.37	C$3.81

13.Share-Based Compensation
During the nine months ended September 30, 2025 and 2024, the Company recognized stock option expense of $2,090 and $1,703, respectively, for the vested portion of the stock options. During the three months ended September 30, 2025 and 2024, the Company recognized stock option expense of $461 and $885, respectively, for the vested portion of the stock options.
The Company recognized share-based compensations in connection with two stockholder approved equity plans. The Stock Option Plan (the “Stock Option Plan”) which was adopted in 2015 and later amended in 2021, and the 2024 Long Term Incentive Plan (the “LTIP”) which was adopted in 2024 and replaced the Stock Option Plan. Both plans are detailed below.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
Stock Option Plan
Under the Stock Option Plan the Company was authorized to grant options to officers, directors, employees and consultants, enabling them to acquire common shares of the Company upon exercise of the options. The number of shares reserved for issuance under the Stock Option Plan could not exceed 10% of the outstanding common shares at the time of the grant. The options could be granted for a maximum of five years and vested as determined by the Company’s Board of Directors (the “Board”). No further grants are authorized under Stock Option Plan as a result of the adoption of the LTIP. See further details on the LTIP below.
Activity of outstanding stock options for the nine months ended September 30, 2025, was as follows:

	Number of stock options	Weighted average exercise price (CAD)
Balance, December 31, 2024	8,649,726	C$3.99
Exercisable, December 31, 2024	6,169,340	C$3.55
Exercised	(899,586)	1.21
Forfeited/expired	(1,651,041)	4.26
Balance, September 30, 2025	6,099,099	C$4.33
Exercisable, September 30, 2025	5,168,349	C$4.08

As of September 30, 2025, stock options outstanding and exercisable were as follows:

		Options Outstanding		Options Exercisable
		September 30, 2025		September 30, 2025
Option price per share (CAD)	Options #	Weighted average remaining life (years)	Weighted average exercise price (CAD)	Options #	Weighted average exercise price (CAD)
C$2.40 - 3.79	2,076,431	0.79	C$2.95	2,076,431	C$2.95
C$4.20 - 5.76	4,022,668	1.65	5.04	3,091,918	4.85
	6,099,099	2.44	C$4.33	5,168,349	C$4.08

As of September 30, 2025, the aggregate intrinsic value of all outstanding stock options granted and vested was estimated at $2,674. As of September 30, 2025, the unrecognized compensation cost related to unvested stock options was $691, which is expected to be recognized over a weighted average period of 0.4 years.
A summary of the Company’s unvested stock option activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (CAD)
Outstanding, December 31, 2024	2,480,386	C$2.52
Vested	(556,511)	2.02
Forfeited	(961,875)	2.56
Outstanding, September 30, 2025	962,000	C$2.76
There were no options granted during the nine months ended September 30, 2025.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
The Company granted an aggregate of 2,379,000 and 2,804,000 stock options to directors, officers, employees, and an accounting advisory consultant of the Company during the three and nine months ended September 30, 2024, respectively. A fair value of $4,730 and $5,685 was calculated for these options as measured at the grant date using the Black-Scholes option pricing model during the three and nine months ended September 30, 2024, respectively.

The Company’s standard stock option vesting schedule calls for 25% every six months commencing six months after the grant date.

2024 Long Term Incentive Plan
In August 2024, the Company adopted the LTIP to replace the Stock Option Plan. Awards previously issued and outstanding pursuant to the Stock Option Plan will continue to be governed by the Stock Option Plan.
The number of common shares reserved for issuance pursuant to awards granted under the LTIP will not, in the aggregate, exceed 10% of the issued and outstanding common shares at the time of the grant. No award, other than an option, may vest before the date that is one year following the date on which the award is granted, except in the case of accelerated vesting as defined in the LTIP.
Activity of outstanding stock options for the nine months ended September 30, 2025, is as follows:

	Number of stock options	Weighted average exercise price (USD)
Balance, December 31, 2024	225,000	$4.07
Granted	545,000	$3.10
Exercised	-	-
Forfeited/expired	(168,750)	4.07
Balance, September 30, 2025	601,250	$3.19
Exercisable, September 30, 2025	56,250	$4.07

As of September 30, 2025, stock options outstanding and exercisable were as follows:

		Options Outstanding		Options Exercisable
		September 30, 2025		September 30, 2025
Option price per share	Options #	Weighted average remaining life (years)	Weighted average exercise price (USD)	Options #	Weighted average exercise price (USD)
$3.10- $4.07	601,250	0.45	$3.19	56,250	$4.07
	601,250	0.45	$3.19	56,250	$4.07

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

A summary of the Company’s unvested stock option activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (USD)
Outstanding, December 31, 2024	225,000	$2.05
Granted	545,000	1.72
Vested	(56,250)	2.05
Forfeited	(168,750)	2.05
Outstanding and unvested, September 30, 2025	545,000	$1.72
As of September 30, 2025, the aggregate intrinsic value of all outstanding stock options granted and vested was estimated at $60. As of September 30, 2025, the unrecognized compensation cost related to unvested stock options was $927, which is expected to be recognized over a weighted average period of 1.4 years.
A fair value of $935 was calculated for these options as measured at the grant date using the Black-Scholes option pricing model during the three and nine months ended September 30, 2025, respectively. There were 545,000 options granted during the nine months ended September 30, 2025. The weighted average assumptions used in calculating the fair values as of September 30, 2025, are as follows:

September 30, 2025

Exercise price	$3.10
Share price	$3.12
Risk-free rate	2.46%
Expected life (in years)	3.75
Expected volatility	74.09%
Expected dividend yield	0.00%
Weighted average grant date fair value	$1.72

The Company has elected to utilize the simplified method for determining the expected life of the options. This is due to the options granted being considered “plain vanilla” in accordance with SAB Topic 14 in ASC 718. This simplified method allows for the average of the vesting period and contractual life.
Restricted Stock Units

Under the LTIP, restricted stock units (“RSUs”) may be granted to the participants and typically vest over a four-year period for officers, employees and consultants and annually for directors. During the nine months ended September 30, 2025, the Company granted 1,225,000 RSUs to officers under its LTIP. 225,000 RSUs vest 25% annually over four years and 1,000,000 RSUs vest in full on the fifth anniversary from the grant date. The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2025:

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

	Number of RSUs	Weighted Average Remaining Life (years)	Weighted Average Grant Date Fair Value (USD)
Balance, December 31, 2024	-	-	-
Granted	1,225,000	2.39	$3.12
Vested	-	-	-
Forfeited	-	-	-
Balance, September 30, 2025	1,225,000	2.39	$3.12

No RSUs were vested as of September 30, 2025.
The Company recognized $16 of compensation expense related to RSUs during both the three and nine months ended September 30, 2025. As of September 30, 2025, unrecognized compensation cost related to unvested RSUs was $3,806, which is expected to be recognized over a weighted average period of 2.39 years.

14.Debt
Convertible Senior Notes
On August 19, 2025, the Company issued $115,000 aggregate principal amount of Convertible Senior Notes. The Convertible Senior Notes bear interest at a rate of 5.5%, annually, payable semiannually in arrears, and matures on August 15, 2030.
The net proceeds from the offering of the Convertible Notes were approximately $109,200, after deducting the debt issuance costs. The Company used $11,549 of the net proceeds from the Convertible Senior Notes offering to pay the costs of entering into capped call transactions in connection with the Notes and approximately $10,600 of the net proceeds from the Convertible Notes Offering to repay amounts outstanding under its Uranium Loan Agreement. See Note Payable - Related Party below for additional information.
The Convertible Senior Notes were issued pursuant to, and are governed by, an indenture, dated August 22, 2025 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The initial conversion rate for the Convertible Senior Notes will be 303.9976 shares per $1,000 principal amount of the Convertible Senior Notes, which represents an initial conversion price of approximately $3.29 per common share, and is subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture. Upon conversion, the Company will pay or deliver, as applicable, cash, common shares or a combination of cash and common shares.
Upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture), the Company will in certain circumstances increase the conversion rate for a specified period of time. In addition, upon the occurrence of a “fundamental change” (as defined in the Indenture), holders of the Convertible Senior Notes may require the Company to repurchase their Convertible Senior Notes at a cash repurchase price equal to the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any.

The Convertible Senior Notes may be redeemed, in whole or in part, at the Company’s option at any time, and from time to time, on or after August 21, 2028 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per common share exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice, and (ii) the trading day immediately before the date the Company sends such notice. The indenture contains specified events of default and our failure to pay principal, interest or other amounts when due or within the relevant grace period on our Senior Convertible Notes would constitute an

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
event of default under the Indenture, which could result in an acceleration of the maturity of the Senior Convertible Notes.

September 30, 2025
Convertible Senior Notes due 2030	$115,000
Less: Unamortized debt issuance costs	(5,685)
Total debt	109,315
Less: Current portion of debt	-
Long-term debt	$109,315

For the three and nine months ended September 30, 2025, the Company recognized interest expense of $728 and amortization of debt issuance costs of $115.

Capped Call Transactions
In connection with the Convertible Senior Notes in August 2025, the Company entered the Capped Call Transactions.
The Capped Call Transactions cover, subject to anti-dilution adjustments, the number of common shares underlying the Convertible Senior Notes, and are expected generally to reduce potential dilution to the common shares upon any conversion of Senior Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. If, however, the market price per share of our common shares, as measured under the terms of the Capped Call Transactions, exceeds the cap price of $4.52 there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions.
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
On June 27, 2025, the Company and Boss amended the Uranium Loan to extend the repayment date one week to July 3, 2025. On July 2, 2025, the Company and Boss entered into a Fourth Amendment and Addendum to Uranium Loan Agreement (“Fourth Amendment”) to, among other things, extend the loan repayment date of the Uranium Loan to December 27, 2025, increase the interest rate to 10% per annum and provide for a cash facility of $3,600.
On August 22, 2025, the Company repaid the Uranium Loan in full and terminated the Uranium Loan Agreement. The total payoff amount was $10,573, consisting of $10,054 in principal and $519 in accrued interest. As a result, the outstanding balance was $0 as of September 30, 2025.

During the three months ended September 30, 2025, and 2024, the Company incurred interest expense of $211 and $445, respectively. During the nine months ended September 30, 2025, and 2024, the Company incurred interest expense of $797 and $1,072, respectively.

Convertible Promissory Note
On February 14, 2023, the Company issued a secured convertible promissory note (the “Convertible Promissory Note”) in connection with the Alta Mesa asset acquisition.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

The principal value of the Convertible Promissory Note was $60,000, and the Convertible Promissory Note was secured by certain assets of the Company pursuant to the terms of a Pledge Agreement, a Security Agreement, and a Guaranty Agreement between the parties.

The principal portion of the Convertible Promissory Note was convertible at any time and at the option of the holder into common shares of the Company at a conversion price of $2.91 per share until maturity and bore interest at a rate of 8.0% per annum.

The premium related to the conversion was determined to be $3,813, which was recognized in equity as part of additional paid in capital. The remainder of the proceeds of $56,187 was allocated to the debt component of the Convertible Promissory Note. The debt component was accreted to the principal balance over its estimated life. The Company incurred accretion expense of $65 for the nine months ended September 30, 2024.

The Company did not incur interest expense during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company incurred interest expense of $217.

In February 2024, the debt was converted to equity by the issuance of 6,872,143 common shares to the debt holder.

15.Related Party Transactions
Related parties include key management of the Company and any entities controlled by these individuals or their direct family members. Key management personnel consist of directors and senior management including the Executive Chairman, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and General Counsel.

The amounts paid to key management or entities providing similar services are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Consulting	$91	$150	$205	$192
Directors' fees	184	153	525	222
Staff costs	901	1,103	1,354	1,512
Stock option expense	376	1,775	1,639	2,276
Total	$1,552	$3,181	$3,723	$4,202

During the nine months ended September 30, 2025 and 2024, the Company incurred communications and community engagement consulting fees of $77 and $192, respectively, according to a contract with 5 Spot Corporation, a company owned and operated by the spouse of the Company’s Executive Chairman. During the nine months ended September 30, 2025, the Company also incurred consulting fees of $128 related to a contract with Powerhaus Gruppe Corp, a company owned and operated by a family member of the Company’s Executive Chairman.

During the nine months ended September 30, 2025 the Company entered into several amendments to the Uranium Loan with Boss. On August 22, 2025 the Company repaid all outstanding amounts and terminated the Uranium Loan Agreement as discussed in Note 14 – Debt. Boss owns 30% of the JV Alta Mesa, as discussed in Note 8 - Sale of Minority Interest in Alta Mesa.

On April 8, 2025, the Company completed a sale of NM Energy Canada that holds the Crownpoint and Hosta Butte projects pursuant to a Purchase Agreement with Verdera. The spouse of the Company’s Chairman and certain directors of the Company serve as members of the board of directors of Verdera or as an advisor to Verdera and certain directors and officers of the Company own common shares of Verdera. The Audit Committee

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
of the Board consisting solely of disinterested directors oversaw the negotiation of the terms of the sale on behalf of the Company. A third-party valuation firm acted as financial advisor to the Audit Committee and provided the Audit Committee with an opinion as to the fairness, from a financial point of view, to the Company of the consideration received in the sale pursuant to the purchase agreement. The purchase agreement was unanimously approved by the Board upon recommendation by the Audit Committee. For more information regarding the Sale, see Note 7 – Mineral Rights and Properties.

As of September 30, 2025, and December 31, 2024, the following amounts were owed to related parties:

		September 30, 2025	December 31, 2024
5-Spot Corporation	Consulting services	$-	$10
Powerhaus Gruppe Corp	Consulting services	23	-
Officers and Board members	Accrued compensation	88	836
Boss	Note payable including accrued interest	-	21,639
Total		$111	$22,485

16.Income Taxes
As of September 30, 2025, the Company maintained a full valuation allowance against its net deferred tax assets. The Company continually reviews the adequacy of the valuation allowance and intends to continue maintaining a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of the allowance. Should the Company’s assessment change in a future period, it may release all or a portion of the valuation allowance, which would result in a deferred tax benefit in the period of adjustment.
For the three months ended September 30, 2025 and 2024, the Company recorded an income tax expense of $58 and an income tax benefit of $283, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded an income tax benefit of $124 and $5,647, respectively. The effective tax rate for the three and nine months ended September 30, 2025 approximately 1% and 0%, respectively. The effective tax rate was 0% for the three and nine months ended September 30, 2024, which was a result of the full valuation allowance on net deferred tax assets.

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

18.Subsequent Events
On October 10, 2025, the Company, through its subsidiary, entered into a Confidential Settlement and General Release Agreement (the “Settlement Agreement”) with William Paul Goranson, the Company’s former Chief Executive Officer.

Pursuant to the Settlement Agreement, the Company paid an aggregate of $922 to Mr. Goranson, which includes a settlement payment and attorneys’ fees and the cost of COBRA continued coverage from April 2025 to October 2025.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
On October 17, 2025, Verdera entered into a binding letter agreement with a third party regarding a proposed business combination transaction. If completed, this transaction would satisfy certain contingencies related to the Preferred Shares received in connection with the Verdera Transaction disclosed in Note 7.

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
Expanding the current reactor fleet to meet that level of electrical generating capacity remains a significant challenge to the nuclear industry. To meet those goals, the global industry must protect existing capacity, and there have been multiple public pronouncements from several countries, including the U.S. to protect existing nuclear generating capacity. In the U.S., as a result of clean energy credits granted by several states and the production tax credit for nuclear power provided in the Inflation Reduction Act of 2022, several nuclear utilities have announced operating life extensions and capacity expansions within their existing operating fleet. Also, the industry has seen an unprecedented trend in reactor recommissioning. In the U.S., where just a few years ago reactors were being shut down prematurely, nuclear plants such as Diablo Canyon, Palisades, Three Mile Island, and Duane Arnold are positioned to re-enter service.

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
On January 20, 2025, President Trump issued two Executive Orders that specifically referenced nuclear power and uranium as key parts to expanding energy production in the U.S. The Executive Order titled, “Unleashing American Energy,” in addition to directing federal agencies to advance permitting for energy projects also called for uranium to be designated as a “critical mineral” by the U.S. Geological Survey. The Executive Order titled, “Declaring a National Energy Emergency,” directs federal agencies, under emergency authority, to advance permit and license approvals for the production of energy and energy resources. In that Executive Order, uranium is defined as an “energy resource” and subject to the emergency declaration. The U.S. Senate, on February 3, 2025, confirmed Chris Wright, former CEO of Denver-based Liberty Energy, to serve as Energy Secretary. The following day, Wright issued his first Secretarial Order, which directs the Department of Energy (“DOE”) to take immediate action to unleash energy produced in the U.S. in accordance with President Trump’s executive orders. See updates below related to President Trump’s Executive Orders.
Below is a list of some of the recent government policy, U.S. market and global market news that can influence the uranium market.

U.S. Government Policy News

•The DOE has announced the launch of a new pilot program aimed at accelerating the development of advanced nuclear reactors and strengthening domestic nuclear fuel supply chains. As part of this initiative, the DOE has issued a Request for Applications seeking qualified U.S. companies to build and operate nuclear fuel production lines under the DOE’s authorization process. The program is designed to support the growth of advanced reactor technologies while enhancing national energy security and reducing reliance on foreign nuclear fuel sources.

•The Idaho National Laboratory and Microsoft Corp. have entered into a collaboration to modernize and accelerate the U.S. nuclear permitting and licensing process. The partnership will leverage Microsoft’s Azure cloud and artificial intelligence technologies to improve efficiency, enhance data management, and reduce administrative bottlenecks in regulatory reviews. The initiative supports broader national efforts to advance the deployment of next-generation nuclear technologies and strengthen the clean energy infrastructure.

•U.S. Department of the Interior (“DOI”) announced during the three months ended September 30, 2025, that it will take “decisive steps” to boost domestic recovery of critical minerals from mine waste, coal refuse, tailings, and abandoned uranium mines. This initiative is part of a broader national effort to reduce U.S. dependence on foreign sources of critical minerals such as lithium, cobalt, nickel, and rare earth elements, which are vital for technologies like electric vehicle batteries, renewable energy systems, and national defense applications.

•U.S. Senators Andy Kim and Tim Sheehy introduced the bipartisan Advanced Reactor Modernization for Operational Resilience (ARMOR) Act of 2025 to boost energy resilience and security using nuclear energy at military installations and further spur U.S. nuclear energy innovation.

•In September 2025, President Trump signed an executive order that exempted graphite, tungsten, uranium, gold bullion, and other metals from his country-based tariffs.

•U.S. Secretary of Energy Chris Wright noted in September 2025, that the United States should consider expanding its strategic uranium reserve, emphasizing the importance of securing long-term uranium supplies to support the nation’s nuclear energy program. The remark reflects growing concerns over energy security, geopolitical risks, and reliance on foreign uranium sources, particularly from Russia and its allies.

•The DOE has made a third loan disbursement to Holtec International to assist with the company’s plan to restart the shuttered Palisades Nuclear Power Plant (805 MWe PWR) in the state of Michigan. The Biden administration finalized a loan guarantee of up to $1.52 billion for the project in September of 2024. Per the DOE, the most recent disbursement occurred in April 2025 and totals about $46.7 million. The fourth disbursement was made to Holtec in the amount of $100.5 million. Holtec is on track to restart operations at the Palisades location in October 2025. During the three months ended September 30, 2025, the DOE announced the fifth and sixth loan disbursements. The fifth loan disbursement was made on August 7, 2025, in the amount of $83.2 million and the sixth disbursement was made on September 16, 2025 in the amount of $155.9 million.

•Centrus Energy officials announced plans for an expansion of Centrus' uranium enrichment plant in Piketon, Ohio in boosting low-enriched uranium and high-assay, low-enriched uranium (“HALEU”) production.

•U.S. Senators in both Democratic and Republican parties are working to advance a bipartisan Russian sanctions package. The package is being referred to as The Sanctioning Russia Act of 2025 (S. 1241) and has more than 80 co-sponsors in the Senate. The package in question would implement some of the harshest sanctions possible on some of Moscow’s top trading partners, including a 500% tariff on nations that purchase oil, gas, uranium, and other goods from Russia.

•Since March 30, 2025, the United States has implemented a series of aggressive tariff measures that have reshaped global trade relations. On March 24, President Trump issued Executive Order 14245, imposing a 25% tariff on all goods imported from countries that continue purchasing Venezuelan oil. This was followed by a broader escalation during what the administration termed “Liberation Day,” from April 2 to April 5. The United States enacted a sweeping 10% baseline tariff on nearly all imports, with reciprocal rates reaching as high as 34% on Chinese goods and 20–24% on products from the European and Japan. Steel and aluminum tariffs were also significantly increased during this period, rising to 50% globally. Legal challenges quickly followed: On May 28, the United States Court of International Trade ruled that the Liberation Day tariffs exceeded presidential authority under the International Emergency Economic Powers Act (IEEPA), issuing an injunction to block enforcement. However, the tariffs remain in effect pending appeal, with oral arguments scheduled for July 31. Tariffs based on Section 232 (national security) and Section 301 (China-related trade practices) remain legally intact and enforceable. As of September 30, 2025, the sweeping 10% baseline tariff on nearly all imports is paused or stayed pending litigation. A permanent injunction has been issued by the Court of International Trade for the IEEPA‐based tariffs, but the Federal Circuit granted a stay of that injunction (thus collection continues) while the appeal proceeds.

•President Trump signed an Executive Order on February 14, 2025, to establish the National Energy Dominance Council, which is chaired by the Secretary of Interior, Doug Burgum, and vice-chaired by Energy Secretary, Chris Wright. The council's members also include the Secretary of State, Secretary of the Treasury, Secretary of Defense, the Attorney General, Secretary of Agriculture, Secretary of Commerce, and Secretary of Transportation. The Council was expected to present President Trump with a plan for how to raise awareness of the American energy dominance plan within 100 days. As of September 30, 2025, the council has actively advanced its agenda with the following:
•Encouragement for power plants to increase output by 10% to 15% to support rising electricity demand, especially from artificial intelligence systems.
•Advancing the reversal of the Biden era Liquefied Natural Gas (“LNG”) export clause. The reversal of the export clause has led to the approval of record levels of future U.S. LNG exports in an effort to position the U.S. as the leading LNG exporter in the world.
•The Council has also outlined the initiative to re-open closed power plants, expanding energy infrastructure, launching small modular nuclear reactors, and fast tracking mining/mineral projects.
The Council met during the three months ended September 30, 2025, however, no public version of the meeting notes and/or strategy has been made available.

U.S. Market Quarterly News
•Texas-based energy company Vistra has received approval from the NRC to extend the operation of its Perry Nuclear Power Plant (1,268 MWe BWR) through 2046, an additional 20 years beyond its original license.
•Global Laser Enrichment (“GLE”) has submitted its Safety Analysis Report to the NRC, marking a milestone for the planned Paducah Laser Enrichment Facility in the state of Kentucky. GLE also announced that it has completed a large-scale enrichment demonstration testing campaign at its Test Loop facility in Wilmington, North Carolina. The program has collected extensive performance data providing confidence that its laser-based uranium enrichment process can be commercially deployed. GLE has noted that it will continue its demonstration program throughout this year, producing hundreds of kilograms of low-enriched uranium, while continuing toward building a domestic manufacturing base and supply chain to support deployment of U.S. domestic enrichment capacity.

•California-based General Matter announced plans to build a privately developed facility to enrich uranium in the state of Kentucky. The company, which is backed by investor Peter Thiel, said it intends to make a “historic investment in American nuclear infrastructure” by restoring a shuttered facility in Paducah, Kentucky. General Matter was one of four companies selected in October 2024 by the DOE to provide enrichment services to help establish a U.S. supply of high-assay low-enriched uranium for advanced reactor designs.
•Uranium Energy Corporation launched the United States Uranium Refining and Conversion Corp., a wholly owned subsidiary that will engage in the feasibility of developing a new state-of-the-art American uranium refining and conversion facility.

•During the three months ended September 30, 2025, Urenco USA started producing low-enriched uranium with its second new cascade of gas centrifuges at its uranium enrichment facility in New Mexico.

•Holtec International, which began the decommissioning process for the Indian Point Nuclear Power Plant five years ago, said recently that the plant could be restarted at an estimated cost of $10 billion.

•The state of Texas is moving toward the creation of a taxpayer funded nuclear power incentive fund. About 80% of the fund’s $350 million would be dedicated toward reimbursing construction costs for functional nuclear reactors. The remainder would be used for research and development. As of October 2025, several companies and projects have expressed interest in Texas’s $350 million nuclear incentive fund, established under House Bill 14. The fund is administered by the Texas Advanced Nuclear Energy Office, which was created to support the development of advanced nuclear reactors and associated industries in the state.

Global Market Quarterly News

•According to the latest edition of the biennial Uranium 2024: Resources, Production and Demand, commonly known as the “Red Book,” published at the beginning of April 2025 by the Organization for Economic Co-operation and Development (“OECD”), Nuclear Energy Agency and the International Atomic Energy Agency, there are sufficient uranium resources to support both the continued use of nuclear power and its significant growth through 2050 and beyond. However, timely investments in new exploration, extraction operations, and processing techniques will be essential to ensure that uranium becomes available to the market when needed.

•Japan’s Nuclear Regulation Authority has approved a safety screening report for Hokkaido Electric’s Tomari Unit 3 (866 MWe PWR), which states that the unit meets the country’s safety standards.

•The Canadian Nuclear Safety Commission has renewed Ontario Power Generation’s (OPG) license for the Darlington Nuclear Station for a 20-year term, which authorizes OPG to operate the facility to November 30, 2045. The renewal by the Canadian Nuclear Safety Commission makes the OPG license the longest nuclear operating license granted in Canada.

Sales of Uranium and Sales Agreements

During the nine months ended September 30, 2025, the Company completed uranium sales totaling 480,000 pounds of U3O8, not including converter and transaction costs, for an average sales price of $64.13 per pound of U3O8.
enCore’s uranium sales strategy provides a base level of projected income from sales contracts while preserving a significant ability to realize opportunities when strong short-term market fundamentals are present.
The Company has been able to use improving uranium market conditions to create a balanced uranium sales agreement portfolio to provide multiple pricing structures to support future market changes and support production plans. As of September 30, 2025, we have executed fourteen uranium sales agreements to supply uranium to nuclear power plants in the United States and one legacy uranium sales agreement with a uranium trading company. enCore’s uranium sales agreement portfolio is a mix of market related pricing, hybrid base price and market related pricing, base escalated pricing, and fixed prices. Of enCore’s fourteen current uranium sales agreements, two are market-related with no floors or ceilings and eight are market related that typically retain exposure to spot pricing, while including minimum floor and maximum ceiling prices, some of which are adjusted upwards periodically for inflation. Minimum floor prices are set at levels that provide the Company with a comfortable margin over its expected costs of operations in Texas while still allowing the Company to participate in anticipated escalations of the price of uranium. The Company will continue to assess opportunities to secure future sales agreements that will support its continued project and production growth strategies. The Company is committed to honoring all sales commitments.
Corporate Updates for the Third Quarter 2025

•On September 2, 2025, the Company announced that its Dewey-Burdock Project, located in South Dakota, was approved for inclusion in the Fast-41 Program by the U.S. Federal Permitting Improvement Steering Council (“Permitting Council”). This is a component of the implementation of President Trump’s Executive Order on Immediate Measures to Increase American Mineral Production. The Company’s Dewey-Burdock Project received its Source and Byproduct Materials License in 2014, from the NRC, now under timely renewal, and will work with the NRC as the lead agency for federal permitting. The Company’s objective is to advance the Dewey Burdock Project into development and operation utilizing the ISR uranium extraction process.

Under the Executive Order, the Permitting Council identifies priority infrastructure and critical mineral projects to receive accelerated permitting review. The addition of the first South Dakota ISR project supports the domestic uranium production focus of the United States. This focus enables the development of essential clean energy, extracted through environmentally responsible ISR technology, to provide affordable, reliable domestic energy.
•On August 22, 2025, the Company issued $115,000 aggregate principal amount of the Company’s 5.50% Convertible Senior Notes due 2030 (the “Convertible Senior Notes”). See Note 14 - Debt for additional information.
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

Date: 7/31/2025 | Drawn by: RSG | Version: 2

PCS: NAD 1983 Contiguous USA Albers

Summary of Properties

South Texas Integrated ISR Project

The South Texas Integrated ISR Project is an Exploration Stage Property, as defined by S-K 1300, which consists of five project areas: the Rosita Central Processing Plant (“Rosita CPP”), Butler Ranch Uranium ISR Project (“Butler Ranch”), Upper Spring Creek - Brevard Area ISR Uranium Project (“USC – Brevard or Brevard”), Upper Spring Creek - Brown Area ISR Uranium Project (“USC – Brown or Brown”), and Rosita South Cadena ISR Project (“RS – Cadena or Cadena”).

Alta Mesa Uranium Project, Texas

The Alta Mesa Uranium Project (“Alta Mesa”) is an Exploration Stage Property and is a fully licensed and constructed ISR project and central processing facility, located on over 4,597 acres of private land in the state of Texas

Mesteña Grande Uranium Project, Texas

The Mesteña Grande Uranium Project (“Mesteña Grande”) is an Exploration Stage Property that is located in Brooks and Jim Hogg Counties, Texas and is on land located adjacent to, and to the south, north, and west of the Alta Mesa Uranium Project. The property covers an approximate area of 35 miles in a north-south direction by 30 miles in an east-west direction.
Dewey-Burdock Project, South Dakota

The Dewey-Burdock Project is an Exploration Stage Property located in southwest South Dakota and is part of the northwestern extension of the Edgemont Uranium Mining District. The Dewey-Burdock Project includes federal claims, private mineral rights and private surface rights controlling the entire area within the licensed project permit boundary as well as surrounding areas. The Company currently controls approximately 16,962 acres of net mineral rights and 12,613 acres of surface rights.

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

The Company’s strategy over the next three years is centered around two of its fully licensed Texas CPPs: Rosita and Alta Mesa. The CPPs located at the Rosita and Alta Mesa projects are designed for, and fully capable of, processing feed resin from relocatable satellite IX plants employed at various deposits within a 100-mile radius of each plant. The Rosita CPP was the starting point for enCore’s Texas extraction strategy. In 2024, the Company announced it had commenced uranium extraction operations at Rosita from the Rosita Extension wellfield, PAA-5. Rosita is located approximately 60 miles from Corpus Christi, Texas and has an 800,000-pound U3O8 per year production capacity. The Rosita CPP will act as the central processing site for the Rosita South - Cadena, Upper Spring Creek- Brown, Upper Spring Creek – Brevard, and Butler Ranch Projects.
In February 2023, the Company acquired 100% of the Alta Mesa Uranium Project and the Mesteña Grande Uranium Project from Energy Fuels for $120 million. enCore’s fully licensed Alta Mesa CPP is located approximately 100 miles southwest of Corpus Christi, Texas, and has a production capacity of 1.5 million pounds of U3O8 per year through its IX system located at the plant. The facility has elution, precipitation, drying, and packaging capacity for 2.0 million pounds of U3O8 per year. This plant is designed to accept direct production feed to the IX columns in the plant and concurrently accept loaded resin from satellite locations, once the resin transfer system has been installed. The Alta Mesa Project includes existing and near-term production areas, including fully permitted and authorized production areas 6 and 7. The Mesteña Grande Uranium Project has additional inferred mineral resource areas that will require significant additional exploration drilling and permitting prior to being able to be brought online. In total, the Alta Mesa Uranium Project combined with the Mesteña Grande Uranium Project encompasses mineral leases on over 200,000 acres of private land. In February 2024, the Company sold a 30% interest in the Alta Mesa and Mesteña Grande projects to Boss for $60 million.
In June 2024, the Company announced the successful startup of uranium extraction operations at the Alta Mesa Project. With the restart of the previously operating Alta Mesa Project, the Company is now the only uranium producer in the United States with multiple production facilities in operation as of September 30, 2025. The initial ramp-up was a progressive process to advance and continue increased uranium extraction via direct feed to the Alta Mesa CPP. Exploration drilling and wellfield installation continues at PAA-7 and is showing positive results. The second IX circuit at the Alta Mesa CPP was brought online in early 2025 and production continues through both IX circuits. During the nine months ended September 30, 2025, the head grade through the South train peaked at 110mg/L and averaged 38mg/L, and the West train peaked at 141mg/L for an average grade of 67mg/L. Additional production wells are being brought online regularly which has brought both processing trains to near maximum flow capacity. Utilizing the Pathcad software, the Company is able to adjust wellfield flow patterns to more optimally recover the mineralization and are adjusting patterns and flow to help improve wellfield performance.

Subsequent to September 30, 2025, the Company announced new uranium discoveries made in areas in or near existing wellfields. These discoveries have been made as a result of a major ongoing re-analysis of thousands of historic drill holes that began in April 2025 across the Alta Mesa ISR Uranium Project. This more granular and detailed evaluation has identified uranium mineralized roll fronts in at least three areas to date. Follow up drilling by the Company has delineated these new roll fronts with drilling continuing to determine the extents of each.

This additional roll front uranium mineralization has been discovered in close proximity to known and already exploited roll fronts. One of these new roll fronts has progressed sufficiently that it has now advanced to permitting as a Wellfield 3 extension. Mineralized roll fronts have also been found overlying the past productive mineralization in Wellfield 4 with at least two new roll fronts discovered to date, each extending more than 2,500 feet in length with both included in the existing permit authorization. This newly discovered mineralization lies at a depth of 320 to 345 feet, almost 200 feet above the previously exploited roll front. This shallow mineralization makes for shorter drill times with less footage required, less cement and shorter casing intervals resulting in significant cost savings in delineation and extraction versus deeper mineralization. A third area extending south from the previously exploited mineralization in Wellfield 1 continues to expand with additional ongoing drilling. This granular re-analysis of previous drill data is expected to continue through the end of the year with follow-up delineation drilling continuing into 2026.

The Kingsville Dome CPP is currently maintained in a standby condition and will require refurbishment prior to commencement of operations. This facility, similar in size and design to the Rosita CPP facility, has a capacity of 800,000 pounds of U3O8 per year.

As the Company has been increasing its operational pace to meet our targets for uranium extraction rates, we have successfully increased our drill rig capacity to facilitate replacing mineral resource depletion and adding mineral resources in South Texas. The Company started with 6 active drill rigs in South Texas at the beginning of 2024, and by December 31, 2024, the number increased to 17. As of September 30, 2025, the Company had 30 active rigs in South Texas.
enCore has an experienced technical team with years of experience in ISR operations in Texas, Wyoming, and Nebraska supporting and managing our operations. We have been able to utilize our experience to self-execute the refurbishment of the Rosita and Alta Mesa CPPs, along with the design, construction and installation of infrastructure for three wellfields and two satellite IX facilities over a period of three years.

South Texas Regulatory Proceedings

Each of the Company’s production facilities maintain several permits and licenses in order to manage the current operations. For the Company’s operating locations, permits and licenses remain current and in effect. In specific cases, some of those permits and licenses are in renewal, and for some expansion activities, new permits or amendments will be necessary. All of our South Texas facility ISR and underground injection operations are regulated by the TCEQ and the Radioactive Material Licenses (“RMLs”) for Rosita and Alta Mesa are issued by the TCEQ under the NRC Agreement State Program that assures that a mature and consistent regulatory process is in place to provide more certainty regarding regulatory approvals.
Currently, at Alta Mesa, the RML and the Class III UIC Area Permit are in timely renewal and under technical review by the TCEQ, but those do not affect current expansion activities. At Upper Spring Creek, the TCEQ has issued the Class III UIC Area Permit, and the agency has approved the expansion of the Rosita RML to incorporate the Upper Spring Creek wellfield and satellite IX facility into the current license activities. Construction of the satellite and wellfield at Upper Spring Creek has commenced. Remaining permits needed to begin operations are the Production Area Authorization and the Class I Waste Disposal Well permit, both of which are under review by the TCEQ as of September 30, 2025.

South Dakota Developments

In addition to the Company’s operations in South Texas, it is also developing pipeline projects in other states. Notably, the advanced stage Dewey-Burdock Uranium Project in South Dakota has demonstrated ISR resources, including a 2024 S-K 1300 Technical Report Summary and Canadian National Instrument 43-101 Technical Report and PEA citing robust economics. The project has its source material license from the NRC and its underground injection permits and aquifer exemption from the EPA. In April 2024, the Company submitted its application to renew the ten year old Source Material License, SUA-1600. The NRC has confirmed that the Dewey-Burdock Source Material License is in timely renewal. The underground injection permits were appealed to the EPA’s Environmental Appeals Board (“EAB”) and the aquifer exemption was appealed to the 8th Circuit Court of Appeals. In September 2024, the Company provided an update regarding the EAB appeal, including a ruling denying the intervenors’ contentions on the merits, and remanding to the EPA to review and complete, if necessary, the administrative record for its permit decisions. Based on a successful outcome for the Company of the appeal of the NRC license, the Company also believes it will be successful in appeals related to the EPA’s underground injection permits and aquifer exemption. Currently, the NRC is scheduled to finalize the renewal by April of 2026.

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
In 2024, we disclosed that the Company initiated exploration drilling on the Dewey Terrace Project area. The near term goal of this drilling is designed to not only define the extent of the Dewey Terrace project mineralization, but also determine its eastern extent and potential to connect with our Dewey-Burdock deposit just across the state line in South Dakota. The drilling at both the Gas Hills and the Dewey Terrace Projects remain ongoing.
Results of Operations:
The following table summarizes the results of operations for the three months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
(in thousands except per share data)	2025 $	2024 $
Revenue	8,876	9,258	(382)	(4)%
Cost of goods sold	4,985	10,600	(5,615)	(53)%
Operating expenses, excluding stock option expense	17,454	14,385	3,069	21%
Stock option expense	477	1,628	(1,151)	(71)%
Interest income	542	651	(109)	(17)%
Interest expense	(1,053)	(445)	1,498	(337)%
Gain (loss) on marketable securities, unrealized	8,158	(1,474)	9,632	(653)%
Gain on marketable securities, realized	62	-	62	100%
Net loss before income taxes	(6,331)	(18,623)	12,292	(66)%
Net loss per share basic	$(0.03)	$(0.09)	0.06	(67)%
Net loss per share diluted	$(0.03)	$(0.09)	0.06	(67)%

The following table sets forth selected operating data and financial metrics for uranium sales for the three months ended September 30, 2025, and 2024.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
Volumes sold (lbs)	130,000	120,000	10,000	8%
Realized sales price ($/lb)	68.28	77.15	(8.87)	(12)%
Costs applicable to revenues ($/lb)	38.35	88.33	(49.99)	(57)%

•Revenue - Revenue from uranium sales for the three months ended September 30, 2025, was $8,876 compared to revenue of $9,258 for the three months ended September 30, 2024, a decrease of $382. While the Company recognized an increase in volumes sold, the increase was offset by lower sales prices. The realized sales prices per pound of uranium for the three months ended September 30, 2025 and 2024 were $68.28 and $77.15, respectively, and included the contractual sales price less sales-related costs such as transfer fees. The realized sale price per pound decrease is dictated by the market for uranium, which is a commodity.

•Cost of Sales - Costs applicable to uranium sales were $4,985 for the three months ended September 30, 2025, related to the completed sale of 130,000 pounds of uranium at a weighted average cost of $38.35 per pound compared to uranium costs of $10,600 for the sale of 120,000 pounds at a weighted average cost of $88.33 per pound for the three months ended September 30, 2024. The decrease in costs was the result of more sales placed on extracted uranium at a lower market price and less purchased uranium. The Company’s weighted average cost components include the cost of purchased uranium and uranium from extraction.
•Operating expenses - Operating expenses include selling, general and administrative expenses. Operating expenses, excluding stock option expenses, for the three months ended September 30, 2025, were $17,454 as compared to $14,385 for the three months ended September 30, 2024. This increase primarily reflects the growth and increased activity levels the Company is experiencing in 2025, which is driven primarily by the increased extraction of uranium at Alta Mesa and Rosita which commenced during the latter part of 2024, combined with increased professional fees related to the new Convertible Senior Notes and increased staff costs.

•Stock option expense - Stock option expense decreased for the three months ended September 30, 2025 at $477 compared to $1,628 for the same period in 2024. Stock option expense is driven by the issuance, exercise, expiration and forfeiture of issued options and common shares.
•Interest income - Interest income for the three months ended September 30, 2025, and September 30, 2024, was $542 and $651, respectively. The decrease was primarily driven by the decrease in cash held in brokerage and bank accounts.
•Interest expense - Interest expense for the three months ended September 30, 2025, and September 30, 2024, was $1,053 and $445, respectively. The increase is primarily driven by the interest expense related to the new Convertible Senior Notes. See Note 14 - Debt for more information.
•Gain/(Loss) on marketable securities, unrealized - The Company recognized a gain of $8,158 on the fair value of marketable securities, unrealized for the three months ended September 30, 2025, compared to a loss of $1,474 for the three months ended September 30, 2024. Unrealized gains and losses for the three months ended September 30, 2025 and 2024, are due to favorable and unfavorable market conditions for the respective periods.
•Gain on marketable securities, realized - The Company recognized a gain of $62 on the fair value of marketable securities, realized for the three months ended September 30, 2025, as a result of the sale of common shares compared to no gain on marketable securities for the three months ended September 30, 2024.

The following table summarizes the results of operations for the nine months ended September 30, 2025, and 2024:

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
(in thousands except per share data)	2025 $	2024 $
Revenue	$30,780	$44,972	(14,192)	(32)%
Cost of goods sold	25,781	51,891	(26,110)	(50)%
Operating expenses, excluding stock option expense	51,836	42,345	9,491	22%
Stock option expense	2,106	3,340	(1,234)	(37)%
Interest income	1,022	1,999	(977)	(49)%
Interest expense	(1,639)	(1,289)	(350)	27%
Gain (loss) on marketable securities, unrealized	1,092	(3,691)	4,783	(130)%
Gain on marketable securities, realized	7,733	252	7,481	2,969%
Other income (expense)	-	(17)	17	(100)%
Net loss before income taxes	(40,735)	(55,350)	14,615	(26)%
Net loss per share basic	$(0.19)	$(0.25)	0.06	(24)%
Net loss per share diluted	$(0.19)	$(0.25)	0.06	(24)%

The following table sets forth selected operating data and financial metrics for uranium sales for the nine months ended September 30, 2025, and 2024.

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
Volumes sold (lbs)	480,000	530,000	(50,000)	(9)%
Realized sales price ($/lb)	64.13	84.85	(20.73)	(24)%
Costs applicable to revenues ($/lb)	53.71	97.91	(44.20)	(45)%
•Revenue - Revenue from uranium sales for the nine months ended September 30, 2025, was $30,780 compared to revenue of $44,972 for the nine months ended September 30, 2024, a decrease of $14,192. The decrease was due to lower contracted sales volume resulting in completed sales of 480,000 pounds of uranium, compared to completed sales of 530,000 pounds of uranium for the nine months ended September 30, 2024. Sales prices decreased by $20.73 or 24%. The realized sales prices per pound of uranium for the nine months ended September 30, 2025, and 2024 were $64.13 and $84.85, respectively, and included the contractual sales price less sales-related costs such as transfer fees. The realized sales price per pound is dictated by the market for uranium, which is a commodity.

•Cost of Sales - Costs applicable to uranium sales were $25,781 for the nine months ended September 30, 2025, related to the completed sale of 480,000 pounds of uranium at a weighted average cost of $53.71 per pound compared to uranium costs of $51,891 for the sale of 530,000 pounds at a weighted average cost of $97.91 per pound for the nine months ended September 30, 2024. The decrease in costs was due to the decrease in purchases of uranium at market price. The Company’s weighted average cost components include the cost of purchased uranium and uranium from extraction.

•Operating expenses - Operating expenses include selling, general and administrative expenses. Operating expenses, excluding stock option expenses, for the nine months ended September 30, 2025, were $51,836 as compared to $42,345 for the nine months ended September 30, 2024. This increase primarily reflects the growth and increased activity levels the Company is experiencing in 2025, which is driven primarily by the increased extraction of uranium at Alta Mesa and Rosita which commenced during the latter part of 2024, combined with increased professional fees related to the new Convertible Senior Notes and increased staff costs.

•Stock option expense - Stock option expense decreased for the nine months ended September 30, 2025, at $2,106 compared to $3,340 for the same period in 2024. Stock option expense is driven by the issuance, exercise, expiration and forfeiture of issued options and common shares.

•Interest income - Interest income for the nine months ended September 30, 2025, and September 30, 2024, was $1,022 and $1,999, respectively. The decrease was primarily driven by the decrease in cash held in the brokerage and bank accounts.
•Interest expense - Interest expense for the nine months ended September 30, 2025, and September 30, 2024, was $1,639 and $1,289, respectively. The increase is primarily driven by interest expense on the Uranium Loan in 2025 and interest expense related to the new Convertible Senior Notes, offset by the conversion of the $60,000 convertible promissory note in February 2024. See Note 14 - Debt for more information.

•Gain (Loss) on marketable securities, unrealized - The Company recognized a gain of $1,092 on the fair value of marketable securities, unrealized for the nine months ended September 30, 2025, compared to a loss of $3,691 for the nine months ended September 30, 2024. Unrealized gains for the nine months ended September 30, 2025, are due to favorable market conditions during the nine months ended September 30, 2025.

•Gain on marketable securities, realized - The Company recognized a gain of $7,733 on the fair value of marketable securities, realized for the nine months ended September 30, 2025, compared to a gain of $252 for the nine months ended September 30, 2024, as a result of the sale of 170,000,000 common shares of Anfield. The sale was arranged through a private agreement at a price of CAD $0.115 per share. See Note 4 - Investments in Equity and Marketable Securities for more information.

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
During the nine months ended September 30, 2025, the Company continued its uranium extraction activities at its South Texas operations.

Total Costs of U3O8 Sold
		Nine Months Ended September 30, 2025
		Pounds U3O8	Cost ($000s)	Cost/Pounds
Total Cost of Pounds		480,000	$25,781	$53.71

Purchased (2024) inventory	(1)	225,000	$15,433	$68.59
Extracted total cost		255,000	$10,348	$40.58

Extracted:
Cash costs	(2)		$6,680	$26.20
Non-Cash costs	(3)		$3,668	$14.38

(1)		Lower of actual cost or market price as of end Q3-2025.
(2)		Cash costs of extracted pounds related to cost of goods sold are a metric for investors in evaluating the Company's operations.
(3)		Non-cash costs of extracted pounds related to cost of goods sold as an insight into additional expenses that impact overall costs and include depletion and certain sales related fees.

Inventory Remaining on Hand		As of September 30, 2025
		Pounds U3O8	Cost ($000s)	Cost/Pounds
Total Cost of Inventory		287,089	$10,986	$38.27

Purchased (2024) inventory	(1)	20,000	$1,188	$59.42
Extracted total cost		267,089	$9,797	$36.68

Extracted:
Cash costs	(2)		$6,811	$25.50
Non-Cash costs	(3)		$2,986	$11.18

(1)	Lower of actual cost or market price as of end Q3-2025.
(2)	Cash costs of extracted pounds related to cost of goods sold are a metric for investors in evaluating the Company's operations.
(3)	Non-cash costs of extracted pounds related to cost of goods sold as an insight into additional expenses that impact overall costs and include depletion and certain sales related fees.

The Company remains committed to cost efficiency and production optimization, ensuring competitive uranium extraction and processing. The Company anticipates further cost efficiencies as additional wellfield patterns come online and economies of scale improve.

Liquidity and Capital Resources

Our short-term cash requirements are primarily driven by exploration and development activities aimed at advancing properties for uranium extraction. We expect to meet our short-term cash requirements generally through existing working capital. As of September 30, 2025, and December 31, 2024, the Company had cash and cash equivalents of $91,933 and $39,701, respectively, and working capital of $119,670 and $57,334, respectively. Operations, prior to the three months ended September 30, 2025, have been funded primarily from the issuance of share capital and the sale of non-controlling interest to Boss in February 2024.
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
On August 22, 2025, we issued $115,000 aggregate principal amount of the Convertible Senior Notes . The Convertible Senior Notes bear an annual interest of 5.5%, payable semiannually in arrears and the Notes mature on August 15, 2030.
The proceeds of which were used, among other things, to pay down and terminate the Uranium Loan.
The net proceeds from the offering of the Notes were approximately $109,200, after deducting the initial purchasers’ discounts and commissions and offering expenses.
We believe that our available cash, expected operating cash flows, and future revolving credit facility or line of credit or equity or debt financings will provide sufficient funds for our operations and anticipated scheduled debt service payments for the next twelve-month period following September 30, 2025. We believe that our sources of long-term cash will be sufficient for our needs thereafter.

Cash Flows

The following table reflects cash flow activities for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Increase (Decrease)
Net cash used in operating activities	$(37,927)	$(45,591)	$(7,664)
Net cash used in investing activities	(13,716)	(18,378)	(4,662)
Net cash provided by financing activities	104,296	102,768	1,528
Impact of currency rate changes in cash	216	128	88
Net increase in cash, cash equivalents and restricted cash	$52,869	$38,927	$13,942

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $7,664, to cash used of $37,927, for the nine months ended September 30, 2025, compared to cash used in operating activities of $45,591 for the nine months ended September 30, 2024. This is largely driven by the absence of outflows related to less purchases of uranium inventory during the nine months ended September 30, 2025 compared to the same period in 2024.
Net Cash Used In Investing Activities
Net cash used in investing activities decreased by $4,662, to $13,716, for the nine months ended September 30, 2025, compared to $18,378 the nine months ended September 30, 2024. This was largely driven by the acquisition of property and equipment offset by the sale of the Anfield marketable securities in 2025.

Net Cash Provided by Financing Activities
Net cash provided by financing activities increased by $1,528, to cash provided of $104,296 for the nine months ended September 30, 2025, compared to cash provided by financing activities of $102,768 for the nine months ended September 30, 2024. This was largely driven by the proceeds from the new Convertible Senior Notes offset by a reduction in equity financing during this period, payment of capped call premiums, as well as the 2024 sale of minority interest to Boss.

Off Balance Sheet Arrangements

As of September 30, 2025, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

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
Uranium Price Risk

We are subject to market risk related to the market price of uranium. As of September 30, 2025, we had no uranium supply or off-take agreements in place. Since future sales of uranium concentrates are contracted based on both spot and fixed pricing, fluctuations in the market price of uranium would have a direct impact on our revenues, results of operations and cash flows. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our uranium price exposure to manage our uranium price risk.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures cannot yet be considered effective as of September 30, 2025, due to the existence of the material weaknesses in internal control over financial reporting described below.
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

Notwithstanding such material weaknesses in our internal control over financial reporting, our management performed additional analyses and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believe that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in accordance with those principles.
Remediation Activities

As part of improving the effectiveness of our disclosure controls and procedures, management, with oversight from the Audit Committee of the Board of Directors, continued implementing corrective measures during the nine months ended September 30, 2025. The Company continues to invest significant time and resources to enhance the design, implementation, and operation of its internal control over financial reporting.
As previously disclosed, during the three months ended September 30, 2025, we continued to enhance our internal control over financial reporting, including the following:

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
Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation efforts described above, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2025, 46,210 common shares were issued on the exercise of stock options, for gross proceeds of $94. The common shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act and Rule 4(a)(2) of the Securities Act because (i) the issuances were to investors outside the United States and/or (ii) in a transaction not involving any public offering.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Our operations and other activities are not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit	Description
4.1
Indenture (including Form of Note) with respect to enCore Energy Corp.’s 5.50% Convertible Senior Notes due 2030, dated August 22, 2025, by and between enCore Energy Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2025).

10.1
Amendment No. 3 to Uranium Loan Agreement, dated June 27, 2025, by and between enCore Energy U.S. Corp. and Boss Energy Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2025).

10.2†
Employment Agreement, by and between Dain McCoig and enCore Energy Corp., dated July 28, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2025).

10.3
Transition Services, Separation and General Release Agreement, by and between Shona Wilson and URI, Inc. dated July 28, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2025).

10.4	Form of Capped Call Confirm (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2025).
10.5†
Employment Agreement by and between Kevin Kremke and enCore Energy Corp., dated September 9, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2025).

10.6†
Employment Agreement, by and between Robert Willette and enCore Energy Corp., dated September 24, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2025).

10.7†
Employment Agreement, by and between William Sheriff and enCore Energy Corp., dated September 24, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2025).

10.8*†	Compensation Arrangement with Director.
31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the U.S. Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the U.S. Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File (formatted as iXBRL)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
*Filed herewith.
† Management contract, compensatory plan or arrangement .

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enCore Energy Corp
(Registrant)

Dated: November 10, 2025                    By:    /s/ Robert Willette
Robert Willette
Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2025                    By:     /s/ Kevin Kremke
Kevin Kremke
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)