Form 10-Q
period 2026-03-31
enCore Energy Corp.
filed 2026-05-14
CIK 1500881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2026
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.
 Commission File Number: 001-41489
ENCORE ENERGY CORP.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
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

As of May 12, 2026, there were  194,233,004 shares of the registrant’s no par value common shares, the registrant’s only outstanding class of voting securities, outstanding.

1

When we use the terms “enCore Energy Corp.,” “we,” “us,” “our,” or the “Company,” we are referring to enCore Energy Corp. and its subsidiaries, unless the context otherwise requires. Throughout this document we make statements that are classified as “forward-looking.” Please refer to the “Cautionary Note Regarding Forward-Looking Statements” section of this document for an explanation of these types of assertions.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) and information incorporated by reference herein, contains forward-looking statements and forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation that are subject to risks and uncertainties. Forward-looking statements and information can generally be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” “plans,” “maintains,” “projects,” and similar terminology or variations (including negative variations) of such words and phrases or statements. Forward-looking statements and information are not historical facts, are made as of the date of this Quarterly Report, and include, but are not limited to, statements regarding discussions of results from operations (including, without limitation, statements about the Company’s opportunities, strategies, competition, expected activities, revenues from existing contracts and expenditures, including its sales strategy providing a base level of projected income as the Company pursues its business plan, the adequacy of the Company’s available cash resources and other statements about future events or results), performance (both operational and financial), including operational expansion and exploration, statements regarding the ability to complete, and the timing of completion of a distribution of common shares of Verdera (as defined below), and the ability to meet expectations regarding the continuation of delineation drilling adjacent to existing wellfields, future business plans and opportunities and statements as to management’s expectations with respect to, among other things, the activities contemplated in this Quarterly Report.

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

●	assumptions regarding the timing and use of our cash resources;
●	our ability to, and the means by which the Company can, raise additional capital to advance other exploration and evaluation objectives;
●	our operations and key suppliers of essential services;
●	the availability of our employees, contractors and subcontractors to continue operations;
●	our ability to obtain all necessary regulatory approvals, permits and licenses for our planned activities under governmental and other applicable regulatory regimes;
●	our expectations regarding the demand for and supply of uranium, the outlook for long-term contracting, changes in regulations, public perception of nuclear power, and the construction of new and ongoing operation of existing nuclear power plants;
●	our expectations regarding spot and long-term prices and realized prices for uranium;
●	our expectations that our holdings of physical uranium will be helpful in securing project financing and/or in securing long- term uranium supply agreements in the future;
●	our expectations regarding tax rates, currency exchange rates, and interest rates;
●	our decommissioning and reclamation obligations and the status and ongoing maintenance of agreements with third parties with respect thereto;
●	our mineral resource estimates, and the assumptions upon which they are based;
●	our, and our contractors’, ability to comply with current and future environmental, safety and other regulatory requirements and to obtain and maintain required regulatory approvals; and
●	our operations are not significantly disrupted by political instability, nationalization, terrorism, sabotage, pandemics, social or political activism, breakdown, natural disasters, governmental or political actions, litigation or arbitration proceedings, equipment or infrastructure failure, labor shortages, transportation disruptions or accidents, or other development or exploration risks.

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

●	risks associated with our expansion-by-acquisition strategy;
●	our properties do not contain mineral reserves and some of our properties, projects and facilities may not be economic within a reasonable time period or at all;
●	reliance on key personnel, contractors and experts;
●	conflicts of interest of our directors and officers;
●	risks associated with exploration of, development of, and extraction from mineral properties;
●	our reliance on third party drilling contractors, including an increased risk of loss, including weather related risks or underutilization of drilling rigs;
●	risks inherent to mineral exploration and extraction;
●	the commercial viability of economic extraction of minerals from uranium deposits;
●	the subjectiveness and uncertainty of estimations of mineral resources;
●	future mineral extraction estimates may not be achieved;
●	estimates of commodity prices used in preliminary economic assessments may never be realized;
●	requirements to obtain or retain key permits to advance or achieve extraction;
●	involvement of external groups, including Native American tribes or non-governmental organizations, in the permitting process;
●	challenges to title of our mineral property interests;
●	our ability to attract, retain, train, motivate, and develop skilled employees;
●	existing competition and geopolitical changes in the competitive landscape;
●	public opinion and perception of nuclear energy;
●	volatility in market prices of uranium;
●	applicable laws, regulations and standards, including environmental protection laws and regulations;
●	our ability to raise equity or obtain debt financing, including obtaining additional financing on acceptable terms when needed;
●	accuracy of extraction, capital and operating cost estimates;
●	ability of novel methods for extraction to yield anticipated results;
●	the need for technical innovation and risk of obsolescence;
●	availability of a public market for uranium, including global demand and supply;
●	changes and uncertainty in United States trade policy, tariff and import/export regulations;
●	risks related to our operations on federal lands, including possible designation of national monuments or withdrawal of permits;
●	risks related to our Alta Mesa joint venture;
●	taxation implications of United States holders if the Company is a passive foreign investment company;
●	potential dilution if we issue additional common shares, no par value (the “common shares”) or securities convertible into common shares;
●	price volatility of our common shares;
●	our expectation to not declare or pay dividends;
●	reliance on information technology systems, and cybersecurity risks;
●	the time and resources necessary to comply with corporate governance practices and securities rules and regulations in the United States and Canada;
●	our management’s ability to maintain effective internal controls;
●	our remediation plan and ability to remediate the material weaknesses in our internal controls over financial reporting;
●	potential lack of access to enforcement of civil liabilities against the Company or its directors and officers;
●	our ability to protect our proprietary data, technology and intellectual property;
●	changes in climate conditions; and
●	other risks included under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “Annual Report”).

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

enCore Energy Corp
Consolidated Balance Sheets

(in thousands, except per share data)	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$41,562	$52,403
Accounts receivable	5,039	4,944
Prepaid expenses and other current assets	6,867	3,559
Marketable securities	70,117	43,591
Inventory, net	9,934	5,317
Total current assets	133,519	109,814

Mineral rights and properties, net	262,926	265,834
Property, plant and equipment, net	40,510	41,160
Intangible assets, net	1,256	1,465
Restricted cash	9,764	8,388
Right of use assets - operating lease	3,051	3,083
Other long-term assets	637	678
Total assets	$451,663	$430,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$11,611	$12,434
Accounts payable - related parties	128	1,060
Operating lease liabilities, current	314	186
Total current liabilities	12,053	13,680

Deferred tax liabilities	26,190	26,384
Asset retirement obligations	18,994	18,915
Convertible senior notes	110,220	109,986
Operating lease liabilities, non-current	3,006	3,077
Total liabilities	170,463	172,042
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock 194,216,153 and 187,354,424 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	409,567	382,842
Additional paid-in-capital	50,329	56,733
Accumulated deficit	(202,300)	(207,704)
Accumulated other comprehensive loss	(2,817)	(2,626)
Total stockholders' equity	254,779	229,245
Non-controlling interests	26,421	29,135
Total equity	281,200	258,380
Total liabilities and stockholders' equity	$451,663	$430,422
See accompanying notes to the unaudited consolidated financial statements.

enCore Energy Corp
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except share amounts)	2026	2025
Revenue	$18,301	$18,239
Cost of sales	18,365	18,262
Gross profit (loss)	(64)	(23)
Operating costs:
Mineral property expenditures	10,660	5,544
General and administrative	10,153	8,032
Depreciation, amortization and accretion	1,230	1,149
Gain on sale of mineral properties	(34,438)	-
Other operating costs	2,374	878
Total operating expenses	(10,021)	15,603

Operating income (loss)	9,957	(15,626)

Gain on marketable securities, realized	3,840	-
Loss on marketable securities, unrealized	(10,048)	(9,876)
Interest income	386	279
Interest expense	(1,815)	(346)
Total other expense	(7,637)	(9,943)
Net income (loss) before income taxes	2,320	(25,569)
Income tax benefit	(193)	(182)
Net income (loss)	2,513	(25,387)
Less: Net loss attributable to non-controlling interests	(2,891)	(1,144)
Net income (loss) attributable to enCore Energy Corp.	$5,404	$(24,243)

Net income (loss) per share basic and diluted	$0.03	$(0.13)

Weighted average number of shares
Basic and diluted	191,415,846	186,222,285
See accompanying notes to the unaudited consolidated financial statements.

enCore Energy Corp
Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income (loss)	$2,513	$(25,387)

Foreign currency translation adjustment	(191)	65
Total other comprehensive gain (loss), (net of tax)	(191)	65
Comprehensive income (loss)	2,322	(25,322)
Comprehensive loss attributable to non-controlling interests	(2,891)	(1,144)
Comprehensive income (loss) attributable to enCore Energy Corp.	$5,213	$(24,178)
See accompanying notes to the unaudited consolidated financial statements.

enCore Energy Corp
Consolidated Statements of Cash Flow (Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025

OPERATING ACTIVITIES
Net income (loss)	$2,513	$(25,387)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization, depreciation and accretion	1,230	1,149
Amortization of debt issuance costs	234	-
Depletion	1,083	1,010
Stock based compensation	2,374	878
Inventory impairment charge	76	155
Gain on sale of mineral properties	(34,438)	-
Exploration costs related to mineral properties	8,631	2,746
Unrealized loss on marketable securities	10,048	9,876
Deferred tax liability	(194)	(182)
Realized gain on marketable securities	(3,840)	-

Changes in operating assets and liabilities:
Accounts receivables	(95)	-
Prepaids and deposits	(1,552)	822
Inventories	(5,084)	14,350
Accounts payable and accrued liabilities	(1,188)	(867)
Asset retirement obligations	(333)	(37)
Due to related parties	(891)	(12,248)
Net cash used in operating activities	$(21,426)	$(7,735)

INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(995)	(3,964)
Purchase of intangible assets	-	(1,000)
Exploration costs related to mineral properties	(8,631)	(2,746)
Purchase of marketable securities	(6,070)	-
Proceeds from sale of marketable securities	9,725	-
Net cash used in investing activities	$(5,971)	$(7,710)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	17,798	236
Proceeds from exercise of stock options	149	141
Contributions from non-controlling interest	-	5,045
Net cash provided by financing activities	$17,947	$5,422
Net decrease in cash, cash equivalents and restricted cash	(9,450)	(10,023)
Foreign exchange difference on cash, cash equivalents and restricted cash	(15)	27
Cash, cash equivalents and restricted cash, beginning of period	60,791	47,452
Cash, cash equivalents and restricted cash, end of period	$51,326	$37,456

See accompanying notes to the unaudited consolidated financial statements.

enCore Energy Corp
Consolidated Statements of Cash Flow (Unaudited) (continued)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosures:
Cash paid for interest	$3,040	$1,809
Non-cash activities:
Property, plant, and equipment additions included in accounts payable and accrued liabilities	454	1,429
Mineral property depletion costs capitalized into inventory during the period	1,017	1,781
Investments obtained as part of sale of mineral property	36,530	-
Inventory distributions to non-controlling interest	1,579	1,053
See accompanying notes to unaudited consolidated financial statements.

enCore Energy Corp
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid- in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(in thousands, except share amounts)	Shares	Amount
Balance at January 1, 2025	186,114,948	$380,325	$59,856	$(150,848)	$(3,597)	$32,806	$318,542
Net loss	-	-	-	(24,243)	-	(1,144)	(25,387)
Contributions from non-controlling interest	-	-	5,045	-	-	1,457	6,502
Inventory transfers to non-controlling interest	-	-	-	-	-	(1,053)	(1,053)
Shares issued for exercise of warrants	90,000	302	(66)	-	-	-	236
Shares issued for exercise of stock options	181,333	241	(100)	-	-	-	141
Share-based compensation	-	-	878	-	-	-	878
Cumulative translation adjustment	-	-	-	-	65	-	65
Balance at March 31, 2025	186,386,281	$380,868	$65,613	$(175,091)	$(3,532)	$32,066	$299,924

Balance at January 1, 2026	187,354,424	$382,842	$56,733	$(207,704)	$(2,626)	$29,135	$258,380
Net income (loss)	-	-	-	5,404	-	(2,891)	2,513
Cash contributions from non-controlling interest	-	-	-	-	-	1,756	1,756
Inventory transfers to non-controlling interest	-	-	-	-	-	(1,579)	(1,579)
Shares issued for exercise of warrants	6,786,495	26,465	(8,667)	-	-	-	17,798
Shares issued for exercise of stock options	75,234	260	(111)	-	-	-	149
Share-based compensation	-	-	2,374	-	-	-	2,374
Cumulative translation adjustment	-	-	-	-	(191)	-	(191)
Balance at March 31, 2026	194,216,153	$409,567	$50,329	$(202,300)	$(2,817)	$26,421	$281,200
See accompanying notes to the unaudited consolidated financial statements.

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
2.Summary of Significant Accounting Policies
Basis of Presentation
These unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the SEC applicable to interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto and the summary of significant accounting policies included in the Company’s Annual Report for the year ended December 31, 2025, which was filed with the SEC on March 31, 2026.

As of January 1, 2025, the Company became a U.S. Domestic Issuer, as defined by the SEC. Upon becoming a U.S. Domestic Issuer, and including the report herein, the Company has prepared its consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for all periods presented.

In management’s opinion, the consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2026.

These financial statements are presented in thousands of United States Dollars (“USD”) unless otherwise noted. There are certain disclosures where the Company discloses the amount in Canadian Dollars (“CAD,”) if this is the currency in which the instrument is denominated.

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

Non-controlling interests represent the portion of their equity which is not attributable, directly or indirectly, to the Company. These amounts are required to be reported as equity instead of as a liability on the audited and unaudited consolidated balance sheets. Financial Accounting Standards Board (the “FASB”) Accounting Standard

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
Codification (“ASC”) Topic 810, Consolidation requires net income or loss from non-controlling interests to be shown separately on the consolidated statements of operations.

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

The Company accounts for equity method investments over which the Company exerts significant influence, but not control, over the financial and operating policies through the fair value option of FASB ASC Topic 825, Financial Instruments. The fair value of the investee’s common shares is measured based on its closing market price. Subsequent to initial recognition, equity method investments are measured at fair value and changes therein are recognized as a component of loss on marketable securities, unrealized in the unaudited consolidated statements of operations.

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
The Company applies the optional exemption not to disclose the remaining transaction price that is variable and allocated to wholly unsatisfied future quantities. The Company expects to recognize revenue related to fixed and unconstrained variable consideration of $186,501 through December 31, 2029, and $128,615 thereafter under the non-cancelable portion of these contracts.
Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The Company evaluates its estimate of expected credit losses based on historical experience and current and forecasted future economic conditions for each portfolio of customers. As of March 31, 2026 and December 31, 2025, the Company did not have an allowance for expected credit losses for trade accounts receivable. As of March 31, 2026 and

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
December 31, 2025, the Company had $5,039 and $4,944 of receivables from contracts with customers, respectively.
Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In July 2025, the FASB issued Accounting Standards Update (“ASU’) 2025‑05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient that permits entities to assume that current conditions as of the unaudited balance sheet date will remain unchanged for the remaining life of current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The guidance is effective for annual reporting periods beginning after December 15, 2025, including interim reporting periods within those annual periods. The Company adopted this ASU effective January 1, 2026, and has elected not to use the practical expedient for the period ended March 31, 2026. The adoption did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Standards

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modernizes outdated guidance for internal-use software costs to reflect current development practices, including agile and iterative methods, replacing the previous waterfall-based model. The amendments eliminate the requirement to classify costs by development stages (preliminary, application development, and post-implementation) and introduce a principles-based threshold for capitalization. Under the new guidance, capitalization begins when management authorizes and commits funding for the project and it is probable the project will be completed and the software will perform its intended function (probable-to-complete threshold). The amendments are effective for fiscal years beginning after December 15, 2027, which would require us to adopt the provisions as of the beginning of our fiscal year 2028. Management does not expect this ASU to have a material impact on our disclosures.
In November 2024, the FASB issued ASU 2024‑03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220‑40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose, in the notes to the financial statements, disaggregated information about certain expense categories included within income statement captions, without changing the presentation of the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its unaudited consolidated financial statements and related disclosures.
In December 2025, the FASB issued Accounting Standards Update (ASU) 2025‑12, Codification Improvements (Issue 4 - Calculation of Earnings per Share When a Loss from Continuing Operations Exists). This ASU clarifies the application of earnings per share (“EPS”) guidance when an entity reports a loss from continuing operations, including the interaction between basic and diluted EPS calculations in such circumstances. The amendments are intended to reduce diversity in practice without changing the underlying economics of EPS presentation. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its unaudited consolidated financial statements and related disclosures.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
3.Inventory, Net
Costs of inventory consisted of the following:

	March 31, 2026	December 31, 2025
Purchased uranium inventories	$5,603	$-
Raw uranium	1,541	3,558
Uranium concentrates from extraction	2,674	1,647
Materials and supplies	116	112
Total	$9,934	$5,317

In order to measure inventory at the lower of cost and net realizable value for the three months ended March 31, 2026 and 2025, the Company recognized impairment losses related to purchased uranium in the amount of $76 and $155, respectively. These losses are recorded in cost of goods sold in the Company’s unaudited consolidated statements of operations.

The Company recognized depletion in cost of sales of $1,083 and $1,010 for the three months ended March 31, 2026 and 2025, respectively. Depletion relates to capitalized costs for mineral properties that were depleted to inventory using the units-of-production method and subsequently recognized in cost of sales upon the sale of related inventory.

4.Investments in Equity and Marketable Securities
The Company records both marketable securities and equity method investments at fair value. The Company has classified these investments on the Company’s unaudited consolidated balance sheets as marketable securities.
The following table summarizes the changes in fair value of the Company’s investment in equity securities as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Balance, beginning of period	$43,591	$24,883
Investment obtained as part of sale of mineral property (Verdera)	36,530	-
Investment in publicly traded companies (Non-Verdera)	6,069	34,396
Divestment of publicly traded companies	(5,885)	(11,151)
Fair value loss on marketable securities (unrealized)	(10,048)	(5,681)
Foreign exchange gain (loss) translation	(140)	1,144
Balance, end of period	70,117	43,591
Noncurrent marketable securities	-	-
Current marketable securities	$70,117	$43,591

During the three months ended March 31, 2026, the Company purchased an additional 3,332,000 shares for $6,069 and disposed of 11,003,813 shares for $5,885. As of March 31, 2026, the remaining shares and warrants are carried at a fair value of $70,117.
During the three months ended March 31, 2025, the Company did not purchase or dispose of shares related to investments held as of December 31, 2024. As of March 31, 2025, the shares and warrants are carried at a fair value of $14,817.
The realized gain on marketable securities sold during the three months ended March 31, 2026 was $3,840. The Company had no realized gains or losses on marketable securities sold during the three months ended March 31,

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
2025. The Company recorded an unrealized loss on marketable securities for the three months ended March 31, 2026 of $10,048 and an unrealized loss of $9,876, for the same period in 2025.
5.Intangible Assets, Net
Intangible assets consist of the following as of March 31, 2026 and December 31, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2026
Definite-lived: Data access agreement	$258	$134	$124
Indefinite-lived: Data purchases	1,132	-	1,132
	$1,390	$134	$1,256

December 31, 2025
Definite-lived: Data access agreement	$263	$132	$131
Indefinite-lived: Data purchases	1,334	-	1,334
	$1,597	$132	$1,465
Aggregate intangible asset amortization expense was $5 for the three months ended March 31, 2026 and 2025, respectively, and was recorded in depreciation, amortization and accretion expense in the unaudited consolidated statements of operations.
Estimated future intangible asset amortization expense based upon the carrying value as of March 31, 2026 is as follows:

	Remainder of 2026	2027	2028	2029	2030	2031	Thereafter	Total
Amortization expense	$14	$19	$19	$19	$19	$19	$15	$124
6.Property, Plant & Equipment, Net
Property, plant and equipment, net consists of the following:

	March 31, 2026	December 31, 2025
Uranium plants	$20,190	$12,196
Other property and equipment	16,326	23,420
Construction in progress	12,616	13,356
Total property, plant and equipment	49,132	48,972
Less: Accumulated depreciation	(8,622)	(7,812)
Total property, plant and equipment, net	$40,510	$41,160
Aggregate depreciation expense was $810 and $687 for the three months ended March 31, 2026 and 2025, respectively. These amounts are included in depreciation, amortization and accretion in the unaudited consolidated statements of operations.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
7.Mineral Rights and Properties
As of March 31, 2026, we had mineral rights in the states of Texas, Wyoming, South Dakota, Colorado, Arizona and New Mexico. These mineral rights were acquired through asset acquisitions, lease agreements or option agreements. As of March 31, 2026 and 2025, annual maintenance payments of approximately $2,262 and $1,610 are required to maintain these mineral rights.
As of March 31, 2026, the activity of these mineral rights and properties was as follows:

Amount
Balance, December 31, 2025	$265,834
Depletion capitalized into inventory	(1,017)
Divestments	(1,891)
Balance, March 31, 2026	$262,926
The Company recognized depletion of $1,017 and $2,209 that was capitalized to inventory during the three months ended March 31, 2026 and 2025, respectively, utilizing the units-of-production method. Of this amount, $219 and $231 was included in distributions to non-controlling interest and $774 and $1,978 was capitalized into ending inventory as of March 31, 2026 and 2025, respectively.
Texas

Alta Mesa Project

The Alta Mesa Project is located in Brooks County, Texas. In February 2024, the Company completed several transactions under a master transaction agreement (the “MT Agreement”) with Boss Energy. The completion of these transactions resulted in the Company holding a 70% interest in the project while also remaining as the project manager. Boss Energy holds a 30% interest in the project. As of March 31, 2026, $110,799 was capitalized as Mineral rights and property on the Company’s unaudited consolidated balance sheets.

Wyoming

Gas Hills

The Company owns a 100% interest in the Gas Hills Project located in the historic Gas Hills Uranium District 45 miles east of Riverton, Wyoming, in Fremont County. The Gas Hills Project consists of approximately 1,280 surface acres and 12,960 net mineral acres of unpatented lode claims, a State of Wyoming mineral lease, and private mineral leases, within a brownfield site which has experienced extensive development including extraction and mill site production. For a more detailed discussion of the Gas Hills Project, see the section titled “Material Properties,” below for this project.

Juniper Ridge

The Juniper Ridge Project is an Exploration Stage Property located in Wyoming. The Company owns a 100% interest in the Juniper Ridge Project located in Carbon County that consists of approximately 640 surface acres and 3,240 net mineral acres of unpatented lode mining claims, a State of Wyoming mineral lease and is located within a brownfield site which has experienced extensive exploration, development, and mine production.

South Dakota

Dewey Burdock

The Dewey Burdock Project is an ISR uranium project located in Fall River County, near Edgemont, South Dakota.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
Notably, the advanced stage Dewey Burdock Uranium Project (“Dewey Burdock” or “Dewey Burdock Project”) in South Dakota has demonstrated ISR resources, including a 2019 Preliminary Economic Assessment (“PEA”) citing robust economics. The Dewey Burdock Project has its source material license from the U.S. Nuclear Regulatory Commission (“NRC”) and its underground injection permits and aquifer exemption from the U.S. Environmental Protection Agency (“EPA”).

On September 2, 2025, the Company announced that the Dewey Burdock Project had been approved for inclusion in the FAST-41 Program by the U.S. Federal Permitting Improvement Steering Council (“Permitting Council”). This is a component of the implementation of President Trump’s Executive Order on Immediate Measures to Increase American Mineral Production. The Dewey Burdock Project received its Source and Byproduct Materials License in 2014, from the NRC. The Company will work with the NRC as the lead agency for federal permitting with an objective to advance the Dewey Burdock Project into development and operation utilizing the ISR uranium extraction process. Under the Executive Order, the Permitting Council identifies priority infrastructure and critical mineral projects to receive accelerated permitting review. The addition of the first South Dakota ISR project supports the domestic uranium production focus of the United States. This focus enables the development of essential clean energy, extracted through environmentally responsible ISR technology, to provide affordable, reliable domestic energy.

On September 16, 2025, the Company announced that the EPA Environmental Appeals Board (“EAB”) has denied in full a petition for review filed by the Oglala Sioux Tribe, Black Hills Clean Water Alliance, and NDN Collective against the EPA’s issuance of Class III and Class V Underground Injection Control (“UIC”) permits for the Company’s 100%-owned Dewey Burdock Project. The decision allows the Dewey Burdock Project to advance through federal permitting with the intent to continue state permitting activities in 2026, accelerating the Project towards development ahead of schedule.

New Mexico

McKinley, Crownpoint and Hosta Butte

In April 2025, the Company executed a definitive sale and purchase agreement to sell certain mineral rights and properties that were classified as held for sale and owned by NM Energy Holding Canada Corp. (“NM Energy Canada”), an enCore subsidiary (the “Verdera Transaction”) that holds the Crownpoint and Hosta Butte projects located in McKinley County, New Mexico, to Verdera Energy Corp. (“Verdera”) pursuant to a share purchase agreement, dated March 17, 2025 (the “Share Purchase Agreement”). As a result of the Verdera Transaction, the Company received 50,000,000 Preferred Shares of Verdera. The Preferred Shares provide voting rights related to approval of a “Going Public Transaction”, which is defined as a transaction that results in the common shares of Verdera being listed on a Canadian stock exchange and concurrent registration under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which the Company agreed to vote in favor of so long as the Going Public Transaction results in aggregate gross proceeds to Verdera of at least CAD $20 million.

On February 20, 2026, Verdera announced POCML 7 Inc. acquired all issued and outstanding common shares of Verdera and as a result of such transaction, the resulting issuer was renamed Verdera Energy Corp. (“Resulting Verdera”) and listed on the TSX-V. The initial public offering resulted in the conversion of 15,000,000 non-voting preferred shares to common shares that the Company was issued as part of the NM Energy Canada Share Purchase Agreement. As a result of the transaction, the Going Public Transaction in the Verdera Transaction was satisfied, and the Verdera Transaction is now accounted for as a sale, resulting in the de-recognition of the NM Energy Canada assets and liabilities and recognition of the consideration received and any resulting gain or loss. The Company and Resulting Verdera entered into a Side Letter, dated March 31, 2026, to confirm the acquisition by POCML 7 Inc. and subsequent listing of Resulting Verdera’s common stock on the TSX-V satisfied the Going Public Transaction requirement pursuant to the Share Purchase Agreement while continuing to require Resulting Verdera to register its common shares under the Exchange Act. Verdera completed its listing on TSX-V in March of 2026, and 15,000,000 Preferred Shares were converted into common shares of Verdera. As previously disclosed, the Company agreed, subject to the satisfaction of certain conditions, including, but not limited to, the effectiveness of a resale registration statement of Resulting Verdera, to elect to convert the 35,000,000 Preferred Shares into common shares of Verdera and set a record date for, and complete, a distribution of such shares to the Company’s shareholders by way of stock dividend or similar distribution.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

As a result, the Company derecognized the $1,891 and $200 carrying values of NM Energy Canada’s mineral properties and intangible assets, respectively, and recognized consideration consisting of equity interests in Verdera, which the Company has elected to measure at fair value under the fair value option, with subsequent changes in fair value recognized in earnings. The fair value of the equity interests received as of February 20, 2026 was $36,530, which is included in marketable securities – current on the condensed consolidated balance sheets, with changes in fair value being recognized in gain (loss) on marketable securities, unrealized in the condensed consolidated statements of operations. Refer to Note 4. Investments in Equity and Marketable Securities. The Company recognized a gain on sale of $34,438, which is included in gain on divestment of mineral properties in the condensed consolidated statements of operations.
8.Noncontrolling Interest in Alta Mesa
Boss Energy holds a 30% minority interest in the Company’s Alta Mesa operations (the “JV Alta Mesa”). The Company continues to retain a 70% interest and serve as a manager of the JV Alta Mesa property, for which it is entitled to a management fee. As a result, the Company continues to consolidate the operations of the JV Alta Mesa with the non-controlling interest being recorded.
The table below is a summary of the activity related to the non-controlling interest from December 31, 2025 through March 31, 2026.

Amount
Balance at December 31, 2025	$29,135
Net loss for the period attributable to non-controlling interest	(2,891)
Inventory transfers to non-controlling interest	(1,579)
Contributions from non-controlling interest	1,756
Balance at March 31, 2026	$26,421
9.Asset Retirement Obligations and Restricted Cash
The asset retirement obligations continuity summary is as follows:

Amount
Balance, December 31, 2025	$18,915
Accretion	412
Settlement	(333)
Balance, March 31, 2026	$18,994
As of March 31, 2026 and December 31, 2025, the undiscounted cash flows related to asset retirement obligations totaled $26,110 and $26,443, respectively.

As of March 31, 2026 and December 31, 2025, the Company deposited $9,764 and $8,388, respectively, for collateralization of its performance obligations with an unrelated third party also known as performance bonds. These funds are not available for the payment of general corporate obligations. The performance bonds are required for future restoration and reclamation obligations related to the Company’s operations. These funds are categorized as restricted cash on the Company’s unaudited consolidated balance sheets.

10.Commitments and Contingencies
    General Legal Matters

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
On March 14, 2025, a purported shareholder of the Company filed a putative federal securities class action in the United States District Court for the Southern District of Texas against the Company and certain of its current and former officers and directors (the “Litigation”).
The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 and principally alleges that the defendants failed to disclose that: (1) enCore lacked effective internal controls over financial reporting; (2) enCore could not capitalize certain exploratory and development costs under U.S. GAAP; and (3) as a result, the Company’s net losses would materially increase. The foregoing omissions allegedly made defendants’ positive public statements about Company’s business, operations, and prospects materially false or misleading and artificially inflated the Company’s share price during the class period. The Litigation seeks damages and costs. Management believes that this litigation is preliminary in nature and the Company believes that an adverse outcome is not probable or estimable at this time.
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
The Company is subject to routine litigation incidental to our business. The Company is not currently a party to any material legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations, or cash flows.
Mineral Property Commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually. As of March 31, 2026, annual maintenance payments of approximately $2,262 are required to maintain these mineral rights.
Sales Contracts
The Company’s sales commitments, for all sales contracts, are presented in pounds (in thousands) below.

Year	Volume (in pounds)
Remainder of 2026	685
2027	925
2028	1,000
2029	1,500
2030	1,200
Thereafter	2,500
Total	7,810

Reclamation Bonds
The Company has indemnified third-party companies to provide reclamation bonds as collateral for the Company’s Asset Retirement Obligation (“ARO”). The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of March 31, 2026 and December 31, 2025, the Company had $9,764 and $8,388, respectively, posted as collateral against an undiscounted ARO of $26,110 and $26,443, respectively.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
11.Leases
The Company leases office space in the United States under non‑cancelable operating lease agreements. The Company does not have any finance leases. Leases with an initial term of 12 months or less are not recorded on the unaudited consolidated balance sheets, and lease expense related to these leases is recognized on a straight‑line basis over the lease term.
Operating lease right‑of‑use (“ROU”) assets and lease liabilities are recognized at lease commencement. Lease liabilities are measured based on the present value of future lease payments over the lease term. As the implicit rate is not readily determinable, the Company uses its incremental borrowing rate at lease commencement. ROU assets are measured based on the related lease liabilities, adjusted for prepaid rent, accrued rent, and lease incentives.
The Company has elected the practical expedient to not separate lease and non‑lease components for all leases. Operating lease expense is recognized on a straight‑line basis over the lease term. Variable lease payments, which primarily relate to non‑fixed operating costs, are excluded from the measurement of ROU assets and lease liabilities and are expensed as incurred.
As of March 31, 2026, the Company did not have any material leases that had not yet commenced. Operating lease cost was $146 and $55 for the periods ended March 31, 2026 and 2025, respectively, which was included in general and administrative expenses on the Company’s unaudited consolidated statements of operations.
The following table represents the weighted-average remaining lease term and discount rate:

	March 31, 2026	December 31, 2025
Operating Leases:
Weighted-average remaining lease term (in years)	8.97	9.50
Weighted-average discount rate	7.0%	7.0%

As of March 31, 2026, future minimum lease payments for the Company’s operating lease liabilities are as follows:

Year ending,	Amount
Remainder of 2026	$391
2027	592
2028	519
2029	382
2030	389
Thereafter	2,262
Total future lease payments	4,535
Less: imputed interest	(1,215)
Present value of lease liabilities	$3,320

As of March 31, 2026 and December 31, 2025, the following balances related to the Company’s operating leases are recorded in the unaudited consolidated balance sheets:

	March 31, 2026	December 31, 2025
Right of use asset	3,051	3,083
Lease liability, current	314	186
Lease liability, non-current	3,006	3,077

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for operating leases	$52	$56
Supplemental disclosure of noncash leasing activities:
Right-of-use-assets obtained in exchange for new operating lease liabilities	$108	$-

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
The Company’s investments include certain investments accounted for at fair value consisting of warrants that are valued using the Black-Scholes option model based on observable inputs and as such are classified within Level 2 of the hierarchy. The warrant asset is included in marketable securities, long-term, on the unaudited consolidated balance sheets.

The Company’s Convertible Senior Notes debt component was fair valued utilizing a 6.6% discount rate, which is the Company’s estimate of the market discount rate for this arrangement. This is classified within Level 2 of the hierarchy.

	Level 1	Level 2	Level 3	Total
March 31, 2026
Assets:
Marketable securities, current and non-current	$70,006	$-	$-	$70,006
Warrant asset	-	111	-	111
Total assets	$70,006	$111	$-	$70,117

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

Liabilities:
Convertible debt, non-current	-	110,220	-	110,220
Total liabilities	$-	$110,220	$-	$110,220

	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets:
Marketable securities, current and non-current	$43,460	$-	$-	$43,460
Warrant asset	-	131	-	131
Total assets	$43,460	$131	$-	$43,591
Liabilities:
Convertible debt, non-current	-	109,986	-	109,986
Total liabilities	$-	$109,986	$-	$109,986

13.Stockholders’ Equity
The authorized shares of the Company consist of an unlimited number of common and preferred shares, both without par value. All proceeds received for issuances of common shares are attributed to common shares on the Company’s unaudited consolidated balance sheets.
During the three months ended March 31, 2026, the Company issued:
i)6,786,495 total common shares on the exercise of warrants. 6,510,400 common shares were issued for gross proceeds of $22,829, which included $5,031 reclassified from additional paid-in capital to common shares. Additionally, 276,095 common shares were issued on cashless exercises of 3,667,002 warrants, which included $3,636 reclassified from additional paid-in capital to common shares.
ii)75,234 common shares on the exercise of stock options, for gross proceeds of $260, which included $111 reclassified from additional paid-in capital to common shares.
During the three months ended March 31, 2025, the Company issued:
i)90,000 common shares on the exercise of warrants, for gross proceeds of $302, which included $66 reclassified from additional paid-in capital to common shares.
ii)181,333 common shares on the exercise of stock options, for gross proceeds of $241, which included $100 reclassified from additional paid-in capital to common shares.
Share Purchase Warrants
A summary of the status of the Company’s warrants as of March 31, 2026, and changes during the three months ended are as follows:

	Number of Warrants	Weighted Average Exercise Price (CAD)
Outstanding, December 31, 2025	19,741,640	C$3.81
Exercised	(10,177,402)	3.86

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

Expired	(9,564,238)	3.76
Outstanding, March 31, 2026	-	C$0.00
As of March 31, 2026, there were no share purchase warrants outstanding.
14.Share-Based Compensation
Options
During the three months ended March 31, 2026 and 2025, the Company recognized stock option expense of $513 and $878, respectively, for the vested portion of the stock options.
The Company recognized share-based compensation in connection with two stockholder approved equity plans. The Stock Option Plan (the “Stock Option Plan”) which was adopted in 2015 and later amended in 2021, and the 2024 Long Term Incentive Plan (the “LTIP”) which was adopted in 2024 and replaced the Stock Option Plan. Both plans are detailed below.
Stock Option Plan
Under the Stock Option Plan, the Company was authorized to grant options to officers, directors, employees and consultants, enabling them to acquire common shares of the Company upon exercise of the options. The number of shares reserved for issuance under the Stock Option Plan could not exceed 10% of the outstanding common shares at the time of the grant. The options could be granted for a maximum of five years and vested as determined by the Company’s Board of Directors (the “Board”). No further grants are authorized under the Stock Option Plan as a result of the adoption of the LTIP. See further details on the LTIP below.
Activity of outstanding stock options under the Stock Option Plan for the three months ended March 31, 2026 are as follows:

	Number of stock options	Weighted average exercise price (CAD)
Balance, December 31, 2025	5,835,459	C$4.37
Exercisable, December 31, 2025	5,359,459	C$4.25
Exercised	(75,234)	2.71
Forfeited/expired	(239,584)	4.98
Balance, March 31, 2026	5,520,641	C$4.36
Exercisable, March 31, 2026	5,132,141	C$4.26

As of March 31, 2026, stock options under the Stock Option Plan outstanding and exercisable were as follows:

		Options Outstanding		Options Exercisable
		March 31, 2026		March 31, 2026
Option price per share (CAD)	Options #	Weighted average remaining life (years)	Weighted average exercise price (CAD)	Options #	Weighted average exercise price (CAD)
C$2.40 - 3.79	1,723,807	0.62	C$2.97	1,723,807	C$2.97
C$4.20 - 5.76	3,796,834	1.33	C$5.00	3,408,334	C$4.92
	5,520,641	1.95	C$4.36	5,132,141	C$4.26

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

As of March 31, 2026, the aggregate intrinsic value of all outstanding stock options granted and vested under the Stock Option Plan was estimated at $0. As of March 31, 2026, the unrecognized compensation cost related to unvested stock options under the Stock Option Plan was $116, which is expected to be recognized over a weighted average period of 0.25 years.
A summary of the Company’s unvested stock option activity under the Stock Option Plan for the three months ended March 31, 2026 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (CAD)
Outstanding, December 31, 2025	476,000	C$2.79
Vested	(87,500)	3.12
Outstanding, March 31, 2026	388,500	C$2.71
There were no stock options granted under the Stock Option Plan during the three months ended March 31, 2026.
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
Activity of outstanding stock options under the LTIP for the three months ended March 31, 2026 is as follows:

	Number of stock options	Weighted average exercise price (USD)
Balance, December 31, 2025	1,060,000	$3.21
Granted	30,000	2.72
Balance, March 31, 2026	1,090,000	$3.20
Exercisable, March 31, 2026	80,000	$3.10

As of March 31, 2026, stock options outstanding and exercisable under the LTIP were as follows:

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

		Options Outstanding		Options Exercisable
		March 31, 2026		March 31, 2026
Option price per share	Options #	Weighted average remaining life (years)	Weighted average exercise price (USD)	Options #	Weighted average exercise price (USD)
$3.10 - $3.47	1,090,000	4.40	$3.20	80,000	$3.10
	1,090,000	4.40	$3.20	80,000	$3.10
A summary of the Company’s unvested stock option activity under the LTIP is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (USD)
Outstanding, December 31, 2025	1,060,000	$3.21
Granted	30,000	2.72
Vested	(80,000)	3.10
Outstanding, March 31, 2026	1,010,000	$3.20
As of March 31, 2026, the aggregate intrinsic value of all outstanding stock options granted and vested under the LTIP was estimated at $0. As of March 31, 2026, the unrecognized compensation cost related to unvested stock options under the LTIP was $1,142, which is expected to be recognized over a weighted average period of 1.41 years.
A fair value of $82 was calculated for these options as measured at the grant date using the Black-Scholes option pricing model during the three months ended March 31, 2026. There were 30,000 stock options granted under the LTIP during the three months ended March 31, 2026. The weighted average assumptions used in calculating the fair values as of March 31, 2026, are as follows:

March 31, 2026

Exercise price	$2.72
Share price	$2.72
Risk-free rate	3.56%
Expected life (in years)	3.12
Expected volatility	72.39%
Expected dividend yield	0.00%
Weighted average fair value	$1.38

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

During the three months ended March 31, 2026, the Company granted 32,000 RSUs to officers and directors under its LTIP. The following table summarizes the Company’s RSU activity for the three months ended March 31, 2026:

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

	Number of RSUs	Weighted Average Remaining Vesting Term (years)	Weighted Average Grant Date Fair Value (USD)
Balance, December 31, 2025	3,926,425	2.42	$3.36
Granted	32,000	2.01	2.72
Balance, March 31, 2026	3,958,425	2.17	$3.35

No RSUs were vested as of March 31, 2026.
The Company recognized $1,861 of compensation expense related to RSUs during the three months ended March 31, 2026. As of March 31, 2026, unrecognized compensation cost related to unvested RSUs was $9,684, which is expected to be recognized over a weighted average period of 2.17 years.
15.Debt
Convertible Senior Notes
On August 19, 2025, the Company issued $115,000 aggregate principal amount of Convertible Senior Notes. The Convertible Senior Notes bear interest at a rate of 5.5%, annually, payable semiannually in arrears, and matures on August 15, 2030.
The net proceeds from the offering of the Convertible Senior Notes were approximately $109,657, after deducting the debt issuance costs. The Company used $11,549 of the net proceeds from the Convertible Senior Notes offering to pay the costs of entering into the capped call transactions (the “Capped Call Transactions’) in connection with the Convertible Senior Notes and approximately $10,573 of the net proceeds from the Convertible Senior Notes offering to repay amounts outstanding under its Uranium Loan Agreement with Boss.
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

March 31, 2026
Convertible Senior Notes due 2030	$115,000
Less: Unamortized debt issuance costs	(4,780)
Long-term debt	$110,220

The effective interest rate of the Convertible Senior Notes was 6.6%, which includes the amortization of debt issuance costs. For the three months ended March 31, 2026, the Company recognized interest expense of $1,815 which is inclusive of amortization of debt issuance costs of $234 related to the Convertible Senior Notes.

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
16.Related Party Transactions
Related parties include key management of the Company and any entities controlled by these individuals or their direct family members. Key management personnel consist of directors and senior management including the Executive Chairman, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and General Counsel. Amounts paid to management personnel were immaterial for the three months ended March 31, 2026 and 2025.

On April 8, 2025, the Company completed the Verdera transaction. The Company’s Executive Chairman, the spouse of the Company’s Executive Chairman, and certain directors of the Company serve as officers, members of the board of directors or advisors to Verdera and certain directors and officers of the Company own common shares of Verdera. The Audit Committee of the Board consisting solely of disinterested directors oversaw the negotiation of the terms of the sale on behalf of the Company. A third-party valuation firm acted as financial advisor to the Audit Committee and provided the Audit Committee with an opinion as to the fairness from a financial point of view to the Company of the Verdera Transaction. The Verdera Transaction was unanimously approved by the Board upon recommendation by the Audit Committee. For more information regarding the Verdera Transaction, see Note 7 – Mineral Rights and Properties.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

As of March 31, 2026, and December 31, 2025, the following amounts were owed to related parties:

		March 31, 2026	December 31, 2025
5-Spot Corporation	Consulting services	$-	$12
Powerhaus Gruppe Corp	Consulting services	20	27
Officers and Board members	Accrued compensation	108	1,021
Total		$128	$1,060

17.Income Taxes
As of March 31, 2026, the Company maintained a valuation allowance against certain deferred tax assets. The Company continually reviews the adequacy of the valuation allowance and intends to continue maintaining a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of the allowance. Should the Company’s assessment change in a future period, it may release all or a portion of the valuation allowance, which would result in a deferred tax benefit in the period of adjustment.

For the three months ended March 31, 2026 and 2025, the Company recorded an income tax benefit of $193 and $182, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025 was approximately 6% and 1%, respectively.
The difference in statutory of 15% and effective tax rate of 6% is a result of certain differences on account share-based payments awards, non-taxable portion of capital gain, changes to valuation allowance, statutory tax rate difference between US and Canada, nontaxable or nondeductible items, non-controlling interest, and others.

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
The CODM evaluates segment performance and allocates resources using financial information on a basis consistent with the Company’s unaudited consolidated financial statements. The significant segment expense information reviewed by the CODM are those presented on the accompanying unaudited consolidated statements of operations. The CODM evaluates the performance of the Company’s reportable segment based on income (loss) from operations, which is also what is reported on the unaudited consolidated statement of operations. The measure of segment assets is reported on the accompanying unaudited consolidated balance sheets as total consolidated assets.

19.Subsequent Events
None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes, which have been prepared in accordance with U.S. GAAP, included elsewhere in this Quarterly Report on Form 10-Q. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report for the year ended December 31, 2025. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated, projected, forecasted or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Quarterly Report. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report and the information under the heading “Risk Factors” in Part I, Item IA, “Risk Factors” of our Annual Report. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.
Business Overview

enCore Energy Corp., America’s Clean Energy Company™, was incorporated on October 30, 2009, under the Laws of British Columbia and is a reporting issuer in all of the provinces and territories of Canada. As of January 1, 2025, the Company ceased to be a “foreign private issuer” and has become a “domestic issuer” within the meanings under the Exchange Act. As a result, the Company must comply with the filing deadlines and disclosure obligations of a domestic issuer and non-accelerated filer as set forth in the Exchange Act. This classification impacts the timing of our periodic filings, internal control assessments, and other regulatory requirements. The Company’s common shares are listed on Nasdaq Capital Market LLC (“Nasdaq”) and the TSX Venture Exchange (“TSX-V”) under the trading symbol EU.
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

The Company is focused on extracting domestic uranium within the United States. The Company utilizes only proven ISR technology to provide necessary fuel for the generation of clean, reliable, and carbon-free nuclear energy. In 2023, the Company commenced uranium extraction in South Texas. The Company’s strategy is to build uranium extraction capacity by developing and placing into operation a series of uranium extraction facilities in South Texas, followed by a future pipeline of exploration projects in South Dakota and Wyoming, becoming a leading supplier of domestic uranium to fuel a growing demand for clean energy generation using nuclear power.

Industry and Market Update

The primary use of uranium is to fuel nuclear power plants for the generation of carbon and emission free electricity. According to the World Nuclear Association (“WNA”), as of April 2026, there were 438 operable nuclear reactors world-wide, which required approximately 178 to 180 million pounds of U3O8 annually at full operation. According to data from TradeTech LLC (“TradeTech”), the world continues to require more uranium than it produces from primary extraction. The gap between demand and primary supply is being filled by stockpiled inventories and secondary supplies, which the Company believes have dwindled significantly in recent years.
Expanding the current reactor fleet to meet the levels of electrical generating capacity remains a significant challenge to the nuclear industry. To meet those goals, the global industry must protect existing capacity, and there have been multiple public pronouncements from several countries, including the United States to protect existing nuclear generating capacity. In the United States, as a result of clean energy credits granted by several states and the production tax credit for nuclear power provided in the Inflation Reduction Act of 2022, several nuclear utilities have announced operating life extensions and capacity expansions within their existing operating fleet. Also, the industry has seen an unprecedented trend in reactor recommissioning. In the United States, where just a few years ago reactors were being shut down prematurely, nuclear plants such as Palisades, Three Mile Island, and Duane Arnold are positioned to re-enter service.

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

U.S. Government Policy News

•In January 2026, the DOE awarded $900 million each to Centrus Energy Corp., General Matter, Inc. and Orano. Distribution of the $2.7 billion award is contingent on specific milestones and is aimed at supporting the expansion of US domestic enrichment capacity. According to DOE’s task order, most of the funds will be directed toward construction of high-assay low enriched uranium enrichment capacity while also providing funds for additional low-enriched uranium capacity.

•On January 15, 2026, U.S. Senators Jeanne Shaheen and Todd Young alongside U.S. Representatives Rob Wittman and John Moolenaar, introduced new bipartisan, bicameral legislation to support domestic supply chains for critical minerals to meet national and economic security needs through the creation of a new Strategic Resilience Reserve (SRR). This announcement along with President Donald Trump’s signing the proclamation on January 14, 2026 to also address national security threats posed by imports of processed critical minerals and their derivative products, shows a coordinated policy push toward strengthening the U.S. critical mineral security.

•During the three months ended March 31, 2026, the U.S. Nuclear Regulatory Commission (NRC) formally announced a major agency-wide reorganization to streamline decision making, consolidate functions, and align with national goals for a more efficient licensing and deployment of safe and innovative nuclear technology. The agency will reorganize around three core business lines, new reactors, operating reactors, and nuclear materials and waste.

U.S. Market News

•In January 2026, U.S based tech company Meta signed deals with existing and new nuclear power providers to supply up to 6.6 giga watt of nuclear power by 2035. Meta stated the deals will provide ongoing collaboration with electric utility companies and power providers to meet the electricity demand for data centers it intends to bring online and will create in the next decade.

•U.S. energy company Vistra has entered into 20-year power purchase agreement to provide more than 2,600 mega watts of zero-carbon energy from a combination of three different Vistra nuclear power plants to support Meta's operations. Meta said its deal with Vistra involves more than 2.1 giga watts of power from Vistra’s Beaver Valley Nuclear Power Plant in the state of Pennsylvania and its Perry and David-Besse Nuclear Power Plants in Ohio, in addition to uprates at the Ohio plants. Meta's purchases under the agreements will begin in late 2026, with additional capacity added to the grid through 2034, when the full 2,609 mega watts of power will be online.

•On January 26, 2026, U.S. nuclear fuel supplier Centrus Energy, along with the state of Tennessee, announced the planned expansion in the state, transitioning its Oak Ridge facility to a "high-rate manufacturing plant." As part of the expansion, Centrus plans to invest more than $560 million in Anderson County, Tennessee over the next several years to support the investment in the production of thousands of advanced centrifuges.

•U.S. based nuclear services company, Energy Solutions has submitted a notice of intent to the U.S. Nuclear Regulatory Commission confirming plans to apply for a “major licensing action” for new nuclear generation at the shuttered Kewaunee Power Station in the state of Wisconsin.

•U.S. based Solstice Advanced Materials announced plans to expand uranium conversion production at its Metropolis Works Facility, in the state of Illinois, the sole United States uranium conversion facility. The additional production will bring the plant capacity to 10,000 tonnes of uranium fluorine.

•For the first time in a decade, the NRC has approved the construction of a new commercial nuclear reactor—Unit 1 at TerraPower’s Kemmerer Power Station in the state of Wyoming.

•Centrus Energy and Palantir Technologies Inc. have announced a partnership that will apply Palantir's artificial intelligence software to Centrus' expansion of its uranium enrichment capacity in the state of Ohio.

•Arizona Public Service has officially notified the NRC of its intent to renew the operating licenses for all three units at its Palo Verde Generating Station in Arizona, which could extend operations from the mid-2040s through the mid-2060s.

Global Market News

•On March 14, 2026, GE Vernova and Hitachi, Ltd. have entered a Memorandum of Understanding (MoU) to explore opportunities to deploy the BWRX-300 small modular reactor in Southeast Asia.

•Japan announced that it is scrapping the safety screening for two reactors at the Hamaoka Nuclear Power Plant in central Japan, after plant operator Chubu Electric Power Co. was found to have fabricated data about earthquake risks.

Sales of Uranium and Sales Agreements

During the three months ended March 31, 2026, the Company completed uranium sales totaling 270,000 pounds of U3O8, not including converter and transaction costs, for an average sales price of $67.78 per pound of U3O8.
enCore’s uranium sales strategy provides a base level of projected income from sales contracts while preserving a significant ability to realize opportunities when strong short-term market fundamentals are present.
The Company has been able to use improving uranium market conditions to create a balanced uranium sales agreement portfolio, to provide multiple pricing structures to support future market changes and support production plans. As of March 31, 2026, we have executed fourteen uranium sales agreements to supply uranium to nuclear power plants in the United States and one legacy uranium sales agreement with a uranium trading company. enCore’s uranium sales agreement portfolio is a mix of market related pricing, hybrid base price and market related pricing, base escalated pricing, and fixed prices. Of enCore’s fourteen current uranium sales agreements, two are market-related with no floors or ceilings and eight are market related that typically retain exposure to spot pricing, while including minimum floor and maximum ceiling prices, some of which are adjusted upwards periodically for inflation. Minimum floor prices are set at levels that provide the Company with a comfortable margin over its expected costs of operations in Texas while still allowing the Company to participate in anticipated escalations of the price of uranium. The Company will continue to assess opportunities to secure future sales agreements that will support its continued project and production growth strategies. The Company is committed to honoring all sales commitments.
Our website is located at www.encoreuranium.com. From time to time, we may use our website as a distribution channel for ongoing updates for the company and material company information.

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

Mesteña Grande Uranium Project, Texas

The Mesteña Grande Uranium Project (“Mesteña Grande”) is an Exploration Stage Property, as defined by S-K 1300, located in Brooks and Jim Hogg Counties, Texas and is on land located adjacent to, and to the south, north, and west of the Alta Mesa Uranium Project. The Company owns a 100% interest in the Mesteña Grande project. The property consists of over 200,000 mostly contiguous acres over an approximate area of 35 miles in a north-south direction by 30 miles in an east-west direction.
Dewey Burdock Project, South Dakota

The Dewey Burdock Project is an Exploration Stage Property, as defined by S-K 1300, located in southwest South Dakota and is part of the northwestern extension of the Edgemont Uranium Mining District. The Company owns 100% interest in the Dewey Burdock Project. The project includes federal claims, private mineral rights and private surface rights controlling the entire area within the licensed project permit boundary as well as surrounding areas. The Company currently controls approximately 16,962 acres of net mineral rights and 12,613 acres of surface rights.

Gas Hills Project, Wyoming

The Gas Hills Project, as defined by S-K 1300, is an Exploration Stage Property located in Wyoming. The Company owns a 100% interest in the Gas Hills Project located in the historic Gas Hills Uranium District 45 miles east of Riverton, Wyoming. The Gas Hills Project consists of approximately 1,280 surface acres and 12,960 net mineral acres of unpatented lode claims, a State of Wyoming mineral lease, and private mineral leases, within a brownfield site which has experienced extensive uranium development including extraction and mill site production.

Exploration Update

Alta Mesa East Project, Texas

Exploration activities are currently being conducted on properties located adjacent to, and to the east of, the Alta Mesa mine site as part of our Alta Mesa East exploration project. The Alta Mesa East prospect consists of 5,900 acres of private, trust-owned mineral lease with approximately 4,897 acres of individual surface leases.

The Company’s exploration plan utilizes wide-spaced (800-1600 feet) drill spacing for regional assessment, and closer-spaced drillholes (400-500 feet) with closer offsets in areas of discovered mineralization. Uranium mineralization has been discovered within five primary sands beneath the site. Drilling is expected to continue throughout 2026 and beyond. Completed drilling results, geologic interpretation, and mineral resource assessments are pending.

Operations Update

The Company is focused on extracting uranium in the United States and delivering that uranium to customers. The Company currently utilizes only the proven ISR technology to provide necessary fuel for the generation of clean, reliable, and carbon-free nuclear energy.
enCore owns 3 of the 11 licensed and constructed CPPs in the United States. The Company has several key mineral resource projects in other jurisdictions within the United States. Our S-K 1300 compliant resources are listed below:
Total measured and indicated mineral resources 30.94 million lbs U3O8
Total inferred mineral resources 20.54 million lbs U3O8

The Company’s strategy over the next three years is centered around two of its fully licensed Texas CPPs: Rosita and Alta Mesa. The CPPs located at the Rosita and Alta Mesa projects are designed for processing feed resin from relocatable satellite IX plants employed at various deposits within several hundreds of miles of each plant. The Rosita CPP was the starting point for the Company’s Texas extraction strategy. The Rosita CPP facility is in partial standby while feeding solution from active groundwater reclamation. Rosita is located approximately 60 miles from Corpus Christi, Texas and has an 800,000-pound U3O8 per year processing capacity.
In February 2023, the Company acquired 100% of the Alta Mesa Uranium Project and the Mesteña Grande Uranium Project from Energy Fuels Inc., for $120 million. The Company’s fully licensed Alta Mesa CPP is located approximately 100 miles southwest of Corpus Christi, Texas, and has a production capacity of 1.5 million pounds of U3O8 per year through its IX system located at the plant. The facility has elution, precipitation, drying, and packaging capacity for 2.0 million pounds of U3O8 per year. This plant is designed to accept direct production feed to the IX columns in the plant and concurrently accept loaded resin from satellite locations, once the resin transfer system has been installed and permitted. The Alta Mesa Project includes existing and near-term Production Area Authorization (“PAA”), including fully permitted and authorized PAA-6 and PAA-7. The Mesteña Grande Uranium Project has additional inferred mineral resource areas that will require significant additional exploration drilling. In total, the Alta Mesa Uranium Project combined with the Mesteña Grande Uranium Project encompasses mineral leases on over 200,000 acres of private land.

In June 2024, the Company announced the successful startup of uranium extraction operations at the Alta Mesa Project. The initial ramp-up was a progressive process to advance and continue increased uranium extraction via direct feed to the Alta Mesa CPP. Final installation of PAA-7 was fully completed during the three months ended March 31, 2026 and extraction is continuing from this wellfield. The second IX circuit at the Alta Mesa CPP was brought online in early 2025 and extraction continues through both IX circuits

In 2025, the Company announced new uranium discoveries made in areas in or near existing wellfields. These discoveries have been made as a result of a major ongoing re-analysis of thousands of historic drill holes that began in April 2025 across the Alta Mesa ISR Uranium Project. This more granular and detailed evaluation has identified uranium mineralized roll fronts. Follow up delineation drilling by the Company has identified new areas of mineralization which will require additional permitting prior to uranium extraction.
This additional roll front uranium mineralization has been discovered in close proximity to known and already exploited roll fronts. One of these new roll fronts has progressed to the point that monitor wells have now been installed and completed. Installation of the extraction wells and infrastructure are ongoing and expected to be online as soon as permitting is completed. Mineralized roll fronts have also been found overlying the past productive mineralization in PAA-4 with at least two new roll fronts discovered to date. This newly discovered mineralization lies at a depth of 320 to 345 feet, almost 200 feet above the previously exploited roll front. This shallow mineralization makes for shorter drill times with less footage required, less cement and shorter casing intervals resulting in significant cost savings in delineation and extraction versus deeper mineralization. Monitor wells have also been installed in this wellfield which will be designated as PAA-8. Permitting activities are continuing as well as delineation drilling activity. This granular re-analysis of previous drill data is expected to continue through 2026.
The Kingsville Dome CPP will require refurbishment and licensing prior to commencement of operations.

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

Currently, at Alta Mesa, the RML and the Class III UIC Area Permit are in timely renewal and under technical review by the TCEQ, but those do not affect current activities. At Upper Spring Creek, the TCEQ has issued the Class III UIC Area Permit, and the agency has approved the expansion of the Rosita RML to incorporate the Upper Spring Creek wellfield and satellite IX facility into the current license activities. Construction of the satellite and wellfield at Upper Spring Creek is near completion. Remaining permits needed to begin operations are the PAA and the Class I Waste Disposal Well permit, both of which are under review by the TCEQ as of March 31, 2026.
South Dakota Developments

In addition to the Company’s operations in South Texas, it is also developing pipeline projects in other states. The advanced stage Dewey Burdock Uranium Project in South Dakota has demonstrated ISR resources, including a 2024 S-K 1300 Technical Report Summary and Canadian National Instrument 43-101 Technical Report and Preliminary Economic Analysis. The project has its source material license from the NRC and its underground injection permits and aquifer exemption from the EPA. In April 2024, the Company submitted its application to renew the ten-year-old Source Material License, SUA-1600. The NRC has confirmed that the Dewey Burdock Source Material License is in timely renewal. The underground injection permits were appealed to the EPA’s Environmental Appeals Board (“EAB”) and the aquifer exemption was appealed to the 8th Circuit Court of Appeals. On September 16, 2025, the Company announced that the EAB denied in full a petition for review filed by the Oglala Sioux Tribe, Black Hills Clean Water Alliance, and NDN Collective against the EPA’s issuance of Class III and Class V UIC permits for the Dewey Burdock Project in South Dakota.

In September 2025, the Company announced the Dewey Burdock Project had been approved for inclusion in the Fast-41 Program by the Permitting Council. This is a component of the implementation of President Trump’s Executive Order on Immediate Measures to Increase American Mineral Production. The Dewey Burdock Project received its Source and Byproduct Materials License in 2014, from the NRC, now under timely renewal, and will work with the NRC as the lead agency for federal permitting. The Company’s objective is to advance the Dewey Burdock Project into development and operation utilizing the ISR uranium extraction process.

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

Wyoming Developments

The Gas Hills Project is an advanced uranium project located in central Wyoming, approximately 60 miles west of Casper. Our Gas Hills Project is located in the historic Gas Hills Uranium District in the brownfield area of previous extensive production.

In 2024, we disclosed that the Company initiated exploration drilling on the Dewey Terrace Project area. The near term goal of this drilling is designed to not only define the extent of the Dewey Terrace project mineralization but also determine its eastern extent and potential to connect with our Dewey Burdock deposit just across the state line in South Dakota.
Results of Operations:
The following table summarizes the results of operations for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
(in thousands except per share data)	2026 $	2025 $
Revenue	18,301	18,239	62	—%
Cost of goods sold	18,365	18,262	103	1%
Operating expenses	(10,021)	15,603	(25,624)	(164)%
Interest income	386	279	107	38%
Interest expense	(1,815)	(346)	(1,469)	425%
Loss on marketable securities, unrealized	(10,048)	(9,876)	(172)	2%
Gain on sale of mineral properties	(34,438)	-	(34,438)	100%
Gain on marketable securities, realized	3,840	-	3,840	100%
Net income (loss) before income taxes	2,320	(25,569)	27,889	(109)%
Net income (loss) per share basic and diluted	$0.03	$(0.13)	$0.16	(123)%
The following table sets forth selected operating data and financial metrics for uranium sales for the three months ended March 31, 2026, and 2025.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2026	2025
Volumes sold (lbs)	270,000	290,000	(20,000)	(7)%
Realized sales price ($/lb)	67.78	62.89	4.90	8%
Weighted avg. costs applicable to revenues ($/lb)	68.02	62.97	5.05	8%

•Revenue - Revenue from uranium sales for the three months ended March 31, 2026, was $18,301 compared to revenue of $18,239 for the three months ended March 31, 2025, an increase of $62 or 0%. Revenue recognized for the three months ended March 31, 2026 was consistent with the same period in 2025, as an approximately 7%

decrease in sales volume was largely offset by an approximately 8% increase in sales prices. The realized sales prices per pound of uranium for the three months ended March 31, 2026 and 2025 were $67.78 and $62.89, respectively, and included the contractual sales price less sales-related costs. The realized sale price per pound increase is dictated by the market for uranium, which is a commodity.
•Cost of Sales - Costs applicable to uranium sales were $18,365 for the three months ended March 31, 2026, related to the completed sale of 270,000 pounds of uranium at a weighted average cost of $68.02 per pound compared to uranium costs of $18,262 for the sale of 290,000 pounds at a weighted average cost of $62.97 per pound for the three months ended March 31, 2025. The increase in costs was the result of more sales placed of purchased uranium at a higher price versus extracted uranium at a lower market price. The Company’s weighted average cost components include the cost of purchased uranium and uranium from extraction. See Costs of U3O8 Sold table below for more information.
•Operating expenses - Operating expenses include selling, general and administrative and stock compensation expense. Operating expenses for the three months ended March 31, 2026, were $10,021 as compared to $15,603 for the three months ended March 31, 2025. This decrease primarily reflects the gain on sale of mineral properties as a result of the sale of NM Energy Canada’s mineral properties and intangible assets in 2026 offset by increased activity levels the Company is experiencing in 2026. The increased activity levels is driven primarily by the increased drilling at Alta Mesa and Upper Spring Creek.

•Interest income - Interest income for the three months ended March 31, 2026, and March 31, 2025, was $386 and $279, respectively. The increase was primarily driven by the increase in cash held in brokerage and bank accounts.

•Interest expense - Interest expense for the three months ended March 31, 2026 and March 31, 2025, was $1,815 and $346, respectively. The increase is primarily driven by the interest expense related to the new Convertible Senior Notes. See Note 15 - Debt for more information.

•Loss on marketable securities, unrealized - The Company recognized a loss of $10,048 on the fair value of marketable securities, unrealized for the three months ended March 31, 2026, compared to a loss of $9,876 for the three months ended March 31, 2025. Unrealized losses for the three months ended March 31, 2026 and 2025 are due to unfavorable market conditions for the respective periods.
•Gain on marketable securities, realized - The Company recognized a gain of $3,840 on the fair value of marketable securities, realized for the three months ended March 31, 2026, as a result of the sale of common shares compared to no gain on marketable securities for the three months ended March 31, 2025.

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

During the three months ended March 31, 2026, the Company continued its uranium extraction activities at Alta Mesa.

Total Costs of U3O8 Sold
		Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
		Pounds U3O8	Cost ($000s)	Cost/Pounds	Pounds U3O8	Cost ($000s)	Cost/Pounds
Total Cost of Pounds		270,000	$18,365	$67.78	290,000	$18,262	$62.97

Purchased inventory	(1)	180,000	$14,187	$78.82	216,289	$14,900	$68.89
Extracted total		90,000	$4,178	$46.43	73,711	$3,362	$45.62

Extracted:
Cash costs	(2)		$3,145	$34.94		$2,304	$31.26
Non-Cash costs	(3)		$1,034	$11.48		$1,058	$14.36

(1)		Lower of actual cost or market price as of end Q1-2026.
(2)		Cash costs of extracted pounds related to cost of goods sold are a metric for investors in evaluating the Company's operations.
(3)		Non-cash costs of extracted pounds related to cost of goods sold as an insight into additional expenses that impact overall costs and include depletion and certain sales related fees.

Inventory Remaining on Hand
		As of March 31, 2026			As of December 31, 2025
		Pounds U3O8	Cost ($000s)	Cost/Pounds	Pounds U3O8	Cost ($000s)	Cost/Pounds
Total Cost of Inventory		153,956	$9,934	$64.52	132,013	$5,317	40.28

Purchased (2024) inventory	(1)	70,000	$5,603	$80.04
Extracted total		83,956	$4,331	$51.59	132,013	$5,317	40.28

Extracted:
Cash costs	(2)		$3,416	$40.68		$4,605	$34.88
Non-Cash costs	(3)		$916	$10.91		$713	$5.40

(1)	Lower of actual cost or market price as of end Q1-2026.
(2)	Cash costs of extracted pounds related to cost of goods sold are a metric for investors in evaluating the Company's operations.
(3)	Non-cash costs of extracted pounds related to cost of goods sold as an insight into additional expenses that impact overall costs and include depletion and certain sales related fees.

The Company remains committed to cost efficiency and production optimization, ensuring competitive uranium extraction and processing. The Company anticipates further cost efficiencies as additional wellfield patterns come online and economies of scale improve.

Liquidity and Capital Resources

Our short-term cash requirements are primarily driven by exploration and development activities aimed at advancing properties for uranium extraction. We expect to meet our short-term cash requirements generally through existing working capital. As of March 31, 2026, and December 31, 2025, the Company had cash and cash equivalents of $41,562 and $52,403, respectively, and working capital, of $121,466 and $96,134, respectively.
Our long-term cash requirements are also primarily driven by exploration and development activities aimed at advancing properties for uranium extraction. We expect to meet our long-term cash requirements through various sources of capital, which may include a revolving credit facility or line of credit and future debt or equity issuances, existing working capital, and net cash provided by operations and property dispositions. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in future indebtedness), general market conditions for uranium mining companies and other energy companies, issuance of required permits which may delay the Company’s ongoing or future projects, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources.
On August 22, 2025, we issued $115,000 aggregate principal amount of the Convertible Senior Notes. The Convertible Senior Notes bear an annual interest of 5.5%, payable semiannually in arrears and the Notes mature on August 15, 2030.

The proceeds were used, among other things, to pay down and terminate the Uranium Loan.
The net proceeds from the offering of the Notes were approximately $109,657, after deducting the initial purchasers’ discounts and commissions and offering expenses.

We believe that our available cash, expected operating cash flows, or equity or debt financings will provide sufficient funds for our operations and anticipated scheduled debt service payments for the next twelve-month period following March 31, 2026. We believe that our sources of long-term cash will be sufficient for our needs thereafter.
Cash Flows

The following table reflects cash flow activities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)
Net cash used in operating activities	$(21,426)	$(7,735)	$(13,691)
Net cash used in investing activities	(5,971)	(7,710)	1,739
Net cash provided by financing activities	17,947	5,422	12,525
Impact of currency rate changes in cash	(15)	27	(42)
Net decrease in cash, cash equivalents and restricted cash	$(9,465)	$(9,996)	$531

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $13,691 to cash used of $21,426, for the three months ended March 31, 2026, compared to cash used in operating activities of $7,735 for the three months ended March 31, 2025. This is largely driven by an increase in inventories and prepaid expenses during the three months ended March 31, 2026 compared to the same period in 2025.
Net Cash Used in Investing Activities
Net cash used in investing activities increased by $1,739, to $5,971, for the three months ended March 31, 2026, compared to $7,710 for the three months ended March 31, 2025. This was largely driven by an increase in exploration costs related to mineral properties and the net purchase and sale of marketable securities in 2026.
Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $12,525, to cash provided of $17,947 for the three months ended March 31, 2026, compared to cash provided by financing activities of $5,422 for the three months ended March 31, 2025. This was largely driven by the proceeds received from the exercise of warrants during the three months ended March 31, 2026.
Off Balance Sheet Arrangements

As of March 31, 2026, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.
Critical Accounting Policies and Estimates

Our unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that impact the reported amount of net sales and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when the estimate or assumption is complex in nature or requires a high degree of judgment and when the use of different judgments, estimates and assumptions could have a material impact on our unaudited consolidated financial statements. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. While our significant accounting policies are described in more detail in Note 2 – Summary of Significant Accounting Policies of our unaudited consolidated financial statements, we provide expanded discussion of our most critical accounting policies, estimates and judgments in the Annual Report on Form 10-K for the year ended December 31, 2025.
Smaller Reporting Company

We are a “smaller reporting company” as defined in Regulation S-K under the Securities Act and may elect to take advantage of certain of the scaled disclosures available to smaller reporting companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2026, due solely to the previously reported material weaknesses in internal control over financial reporting that are in the process of remediation, as described in Item 9A of our most recent Annual Report on Form 10‑K. No new material weaknesses were identified during the quarter ended March 31, 2026. Management believes the remediation measures described below and the actions taken have addressed the previously identified material weaknesses.

The previously disclosed material weaknesses notwithstanding, management performed additional analyses and procedures, including enhanced review and validation activities, to ensure that our consolidated financial statements are complete, accurate, and prepared in accordance with U.S. GAAP. Accordingly, management believes the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

Remediation Update

With oversight from the Audit Committee, we continued to execute our remediation plan during the quarter. Building on the actions previously disclosed, we have:
•Advanced the design, implementation, and operation of key activities and controls across all significant accounting processes.

•Remediated and tightened user access roles and segregation-of-duties within core financial systems.

•Formalized, documented, and assigned ownership of key financial reporting controls.

•Institutionalized a disciplined financial close, including timely account reconciliations, journal entry controls, and management review controls across significant accounts.

•Integrated financial processes into a controlled enterprise resource planning environment with system-enforced workflows and audit trails.

•Enhanced general information technology (“IT”) controls over access, change management, and IT operations.

•Continued to hire key leadership roles in both accounting and IT operations.

Management believes the remediation measures described above and the actions taken have addressed the previously identified material weaknesses. However, the material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, we continued to implement enhancements to our internal control over financial reporting as part of the remediation program described above, including improvements to general IT controls, the financial close process, and system‑based controls. Other than these ongoing remediation enhancements, there were no changes in our internal control over financial reporting during the quarter ending March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our management does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all fraud. A control system provides reasonable, not absolute, assurance and is subject to inherent limitations.

PART II - OTHER INFORMATION
Item 1. - Legal Proceedings
For a discussion of the legal proceedings of the Company, see Note 10 – Commitments and Contingencies to the consolidated financial statements above.

Item 1A. - Risk Factors
There have been no material changes to the risk factors previously disclosed under Item 1A, “Risk Factors,” of our Annual Report filed on March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2026, 75,234 common shares were issued to a current employee and former director on the exercise of stock options, for gross proceeds of $149. Warrants of 6,510,400 were exercised for an equal number of shares, for gross proceeds of 17,798. Warrants of 3,667,002 were exercised for 276,095 shares as the result of cashless exercises. The common shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Rule 903 of Regulation S promulgated under the Securities Act, Section 4(a)(2) of the Securities Act and Section 3(a)(9) of the Securities Act because (i) the issuances were to investors outside the United States, (ii) in a transaction not involving any public offering and/or exchanged by the Company with its existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Our operations and other activities are not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit	Description
10.1*	Letter Agreement, dated March 31, 2026, by and between enCore Energy Corp. and Verdera Energy Corp.
31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the U.S. Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the U.S. Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File (formatted as iXBRL)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

enCore Energy Corp
(Registrant)

Dated: May 14, 2026                    By:    /s/ Richard Little
Richard Little
Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2026                    By:     /s/ Kevin Kremke
Kevin Kremke
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)