Form 10-Q
period 2026-06-30
enCore Energy Corp.
filed 2026-08-13
CIK 1500881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2026
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.
 Commission File Number: 001-41489
ENCORE ENERGY CORP.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
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

As of August 10, 2026, there were 194,280,971 shares of the registrant’s no par value common shares, the registrant’s only outstanding class of voting securities, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) and information incorporated by reference herein, contains forward-looking statements and forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation that are subject to risks and uncertainties. Forward-looking statements and information can generally be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” “plans,” “maintains,” “projects,” and similar terminology or variations (including negative variations) of such words and phrases or statements. Forward-looking statements and information are not historical facts, are made as of the date of this Quarterly Report, and include, but are not limited to, statements regarding discussions of results from operations (including, without limitation, statements about the Company’s opportunities, strategies, competition, expected activities, revenues from existing contracts and expenditures, including its sales strategy providing a base level of projected income as the Company pursues its business plan, the adequacy of the Company’s available cash resources and other statements about future events or results), performance (both operational and financial), including operational expansion and exploration and expected wellfield capacities, statements regarding expected annualized cost savings, statements regarding the ability to complete, and the timing of completion of a distribution of common shares of Verdera (as defined below), and the ability to meet expectations regarding the continuation of delineation drilling adjacent to existing wellfields, future business plans and opportunities and statements as to management’s expectations with respect to, among other things, the activities contemplated in this Quarterly Report.

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

●	risks associated with our expansion-by-acquisition strategy;
●	our properties do not contain mineral reserves and some of our properties, projects and facilities may not be economic within a reasonable time period or at all;
●	reliance on key personnel, contractors and experts;
●	conflicts of interest of our directors and officers;
●	risks associated with exploration of, development of, and extraction from mineral properties;
●	our reliance on third party drilling contractors, including an increased risk of loss, including weather related risks or underutilization of drilling rigs;
●	risks inherent to mineral exploration and extraction;
●	the commercial viability of economic extraction of minerals from uranium deposits;
●	the subjectiveness and uncertainty of estimations of mineral resources;
●	future mineral extraction estimates may not be achieved;
●	estimates of commodity prices used in preliminary economic assessments may never be realized;
●	requirements to obtain or retain key permits to advance or achieve extraction;
●	involvement of external groups, including Native American tribes or non-governmental organizations, in the permitting process;
●	challenges to title of our mineral property interests;
●	our ability to attract, retain, train, motivate, and develop skilled employees;
●	existing competition and geopolitical changes in the competitive landscape;
●	public opinion and perception of nuclear energy;
●	volatility in market prices of uranium;
●	applicable laws, regulations and standards, including environmental protection laws and regulations;
●	our ability to raise equity or obtain debt financing, including obtaining additional financing on acceptable terms when needed;
●	accuracy of extraction, capital and operating cost estimates;
●	ability of novel methods for extraction to yield anticipated results;
●	the need for technical innovation and risk of obsolescence;
●	availability of a public market for uranium, including global demand and supply;
●	changes and uncertainty in United States trade policy, tariff and import/export regulations;
●	risks related to our operations on federal lands, including possible designation of national monuments or withdrawal of permits;
●	risks related to our Alta Mesa joint venture;
●	taxation implications of United States holders if the Company is a passive foreign investment company;
●	potential dilution if we issue additional common shares, no par value (the “common shares”) or securities convertible into common shares;
●	price volatility of our common shares;
●	our expectation to not declare or pay dividends;
●	reliance on information technology systems and cybersecurity risks;
●	the time and resources necessary to comply with corporate governance practices and securities rules and regulations in the United States and Canada;
●	our management’s ability to maintain effective internal controls;
●	our remediation plan and ability to remediate the material weaknesses in our internal controls over financial reporting;
●	potential lack of access to enforcement of civil liabilities against the Company or its directors and officers;
●	our ability to protect our proprietary data, technology and intellectual property;
●	changes in climate conditions; and
●	other risks included under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “Annual Report”).

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

enCore Energy Corp
Consolidated Balance Sheets

(in thousands, except per share data)	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$21,811	$52,403
Accounts receivable	-	4,944
Prepaid expenses and other current assets	11,050	3,559
Marketable securities	52,221	43,591
Inventory, net	14,396	5,317
Total current assets	99,478	109,814

Mineral rights and properties, net	262,333	265,834
Property, plant and equipment, net	40,321	41,160
Intangible assets, net	1,246	1,465
Restricted cash	9,802	8,388
Right of use assets - operating lease	2,900	3,083
Other long-term assets	593	678
Total assets	$416,673	$430,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$11,431	$12,434
Accounts payable - related parties	642	1,060
Operating lease liabilities, current	360	186
Total current liabilities	12,433	13,680

Deferred tax liabilities	26,190	26,384
Asset retirement obligations	19,569	18,915
Convertible senior notes	110,458	109,986
Operating lease liabilities, non-current	2,851	3,077
Total liabilities	171,501	172,042
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock 194,250,599 and 187,354,424 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	409,625	382,842
Additional paid-in-capital	52,472	56,733
Accumulated deficit	(243,748)	(207,704)
Accumulated other comprehensive loss	3,570	(2,626)
Total stockholders' equity	221,919	229,245
Non-controlling interests	23,253	29,135
Total equity	245,172	258,380
Total liabilities and stockholders' equity	$416,673	$430,422
See accompanying notes to the unaudited consolidated financial statements.

enCore Energy Corp
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share amounts)	2026	2025	2026	2025
Revenue	$15,696	$3,664	$33,997	$21,904
Cost of sales	18,272	2,534	36,637	20,796
Gross profit (loss)	(2,576)	1,130	(2,640)	1,108
Operating costs:
Mineral property expenditures	9,211	8,391	19,871	13,935
General and administrative	13,811	10,091	23,965	18,117
Depreciation, amortization and accretion	1,696	1,175	2,924	2,331
Gain on sale of mineral properties	-	-	(34,438)	-
Other operating costs	2,201	750	4,575	1,628
Total operating costs	26,919	20,407	16,897	36,011

Operating loss	(29,495)	(19,277)	(19,537)	(34,903)

Gain on marketable securities, realized	2,298	7,671	6,137	7,671
Gain (Loss) on marketable securities, unrealized	(15,870)	2,810	(25,918)	(7,066)
Interest income	272	201	658	480
Interest expense	(1,819)	(240)	(3,634)	(586)
Total other (income) expense	(15,119)	10,442	(22,757)	499
Net loss before income taxes	(44,614)	(8,835)	(42,294)	(34,404)
Income tax benefit	-	-	(193)	(182)
Net loss	(44,614)	(8,835)	(42,101)	(34,222)
Less: Net loss attributable to non-controlling interests	(3,166)	(2,509)	(6,057)	(3,653)
Net loss attributable to enCore Energy Corp.	$(41,448)	$(6,326)	(36,044)	(30,569)

Net loss per share basic and diluted	$(0.21)	$(0.03)	$(0.19)	$(0.16)

Weighted average number of shares
Basic and diluted	194,233,452	186,880,121	192,832,432	186,553,020
See accompanying notes to the unaudited consolidated financial statements.

enCore Energy Corp
Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(44,614)	$(8,835)	$(42,101)	(34,222)

Foreign currency translation adjustment	6,387	1,264	6,196	1,329
Total other comprehensive gain, (net of tax)	6,387	1,264	6,196	1,329
Comprehensive loss	(38,227)	(7,571)	(35,905)	(32,893)
Comprehensive loss attributable to non-controlling interests	(3,166)	(2,509)	(6,057)	(3,653)
Comprehensive loss attributable to enCore Energy Corp.	$(35,061)	$(5,062)	$(29,848)	$(29,240)
See accompanying notes to the unaudited consolidated financial statements.

enCore Energy Corp
Consolidated Statements of Cash Flow (Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025

OPERATING ACTIVITIES
Net loss	$(42,101)	$(34,222)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization, depreciation and accretion	2,924	2,331
Amortization of debt issuance costs	472	-
Depletion	1,600	1,709
Stock based compensation	4,575	1,629
Inventory impairment charge	311	155
Gain on sale of mineral properties	(34,438)	-
Exploration costs related to mineral properties	16,911	7,379
Unrealized loss on marketable securities	25,918	7,066
Deferred tax liability	(194)	(182)
Realized gain on marketable securities	(6,137)	(7,671)

Changes in operating assets and liabilities:
Accounts receivables	4,944	-
Prepaids and deposits	(5,089)	4,364
Inventories	(10,353)	11,437
Accounts payable and accrued liabilities	(1,140)	862
Asset retirement obligations	(371)	(68)
Due to related parties	(333)	(12,418)
Net cash used in operating activities	$(42,502)	$(17,629)

INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(2,074)	(8,182)
Purchase of intangible assets	-	(1,000)
Exploration costs related to mineral properties	(16,911)	(7,379)
Purchase of marketable securities	(12,557)	-
Proceeds from sale of marketable securities	20,056	14,446
Net cash used in investing activities	$(11,486)	$(2,115)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	17,798	239
Proceeds from exercise of stock options	149	687
Contributions from non-controlling interest	-	5,625
Net cash provided by financing activities	$17,947	$6,551
Net decrease in cash, cash equivalents and restricted cash	(36,041)	(13,193)
Foreign exchange difference on cash, cash equivalents and restricted cash	6,863	663
Cash, cash equivalents and restricted cash, beginning of period	60,791	47,452
Cash, cash equivalents and restricted cash, end of period	$31,613	$34,922

See accompanying notes to the unaudited consolidated financial statements.

enCore Energy Corp
Consolidated Statements of Cash Flow (Unaudited) (continued)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosures:
Cash paid for interest	$3,040	$1,809
Non-cash activities:
Property, plant, and equipment additions included in accounts payable and accrued liabilities	267	881
Mineral property depletion costs capitalized into inventory during the period	769	4,572
Investments obtained as part of sale of mineral property	36,530	-
Inventory distributions to non-controlling interest	2,227	2,560
Shares issued for settlement of restricted stock units	58	-
See accompanying notes to unaudited consolidated financial statements.

enCore Energy Corp
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid- in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(in thousands, except share amounts)	Shares	Amount
Balance at January 1, 2026	187,354,424	$382,842	$56,733	$(207,704)	$(2,626)	$29,135	$258,380
Net income ( loss)	-	-	-	5,404	-	(2,891)	2,513
Cash contributions from non-controlling interest	-	-	-	-	-	1,756	1,756
Inventory transfers to non-controlling interest	-	-	-	-	-	(1,579)	(1,579)
Shares issued for exercise of warrants	6,786,495	26,465	(8,667)	-	-	-	17,798
Shares issued for exercise of stock options	75,234	260	(111)	-	-	-	149
Share-based compensation	-	-	2,374	-	-	-	2,374
Cumulative translation adjustment	-	-	-	-	(191)	-	(191)
Balance at March 31, 2026	194,216,153	$409,567	$50,329	$(202,300)	$(2,817)	$26,421	$281,200
Net loss	-	-	-	(41,448)	-	(3,166)	(44,614)
Cash contributions from non-controlling interest	-	-	-	-	-	646	646
Inventory transfer to non-controlling interest						(648)	(648)
Shares issued for restricted stock units	34,446	58	(58)	-	-	-	-
Share-based compensation	-	-	2,201	-	-	-	2,201
Cumulative translation adjustment	-	-	-	-	6,387	-	6,387
Balance at June 30, 2026	194,250,599	$409,625	$52,472	$(243,748)	$3,570	$23,253	$245,172

Balance at January 1, 2025	186,114,948	$380,325	$59,856	$(150,848)	$(3,597)	$32,806	$318,542
Net loss	-	-	-	(24,243)	-	(1,144)	(25,387)
Contributions from non-controlling interest	-	-	5,045	-	-	1,457	6,502
Inventory transfers to non-controlling interest	-	-	-	-	-	(1,053)	(1,053)
Shares issued for exercise of warrants	90,000	302	(66)	-	-	-	236

enCore Energy Corp
Consolidated Statements of Stockholders’ Equity (Unaudited)

Shares issued for exercise of stock options	181,333	241	(100)	-	-	-	141
Share-based compensation	-	-	878	-	-	-	878
Cumulative translation adjustment	-	-	-	-	65	-	65
Balance at March 31, 2025	186,386,281	$380,868	$65,613	$(175,091)	$(3,532)	$32,066	$299,924
Net loss	-	-	-	(6,326)	-	(2,509)	(8,835)
Cash contributions from non-controlling interest	-	-	580	-	-	2,193	2,773
Inventory transfers to non-controlling interest	-	-	-	-	-	(1,507)	(1,507)
Shares issued for exercise of stock options	672,043	993	(444)	-	-	-	549
Share-based compensation	-	-	751	-	-	-	751
Cumulative translation adjustment	-	-	-	-	1,264	-	1,264
Balance at June 30, 2025	187,058,324	$381,861	$66,500	$(181,417)	$(2,268)	$30,243	$294,919
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
The Company is focused on extracting domestic uranium within the United States. The Company utilizes proven in-situ recovery (“ISR”) technology to produce uranium for use in the generation of reliable, carbon-free nuclear energy.

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

In management’s opinion, the consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2026.

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

Non-controlling interests represent the portion of their equity which is not attributable, directly or indirectly, to the Company. The net income and equity attributable to Alta Mesa have been reported separately as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation.

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

The Company accounts for equity method investments over which the Company exerts significant influence, but not control, over the financial and operating policies through the fair value option of FASB ASC Topic 825, Financial Instruments. The fair value of the investee’s common shares is measured based on its closing market price. Subsequent to initial recognition, equity method investments are measured at fair value and changes therein are recognized as a component of gain (loss) on marketable securities, unrealized in the unaudited consolidated statements of operations.

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
The Company applies the optional exemption not to disclose the remaining transaction price that is variable and allocated to wholly unsatisfied future quantities. The Company expects to recognize revenue related to fixed and unconstrained variable consideration of $180,267 through December 31, 2029, and $128,615 thereafter under the non-cancelable portion of these contracts.
Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The Company evaluates its estimate of expected credit losses based on historical experience and current and forecasted future economic conditions for each portfolio of customers. As of June 30, 2026 and December 31, 2025, the Company did not have an allowance for expected credit losses for trade accounts receivable. As of June 30, 2026, the Company had no receivables from contracts with customers. As of December 31, 2025, the Company had $4,944 of receivables from contracts with customers.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
Recently Adopted and Issued Accounting Standards

Recently Issued Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU’) 2024‑03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220‑40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose, in the notes to the financial statements, disaggregated information about certain expense categories included within income statement captions, without changing the presentation of the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its unaudited consolidated financial statements and related disclosures, and we currently expect this ASU to have no impact to our results of operations, cash flows and financial condition.

In December 2025, the FASB issued Accounting Standards Update ASU 2025‑12, Codification Improvements (Issue 4 - Calculation of Earnings per Share When a Loss from Continuing Operations Exists). This ASU clarifies the application of earnings per share (“EPS”) guidance when an entity reports a loss from continuing operations, including the interaction between basic and diluted EPS calculations in such circumstances. The amendments are intended to reduce diversity in practice without changing the underlying economics of EPS presentation. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its unaudited consolidated financial statements and related disclosures.

3.Inventory, Net
Costs of inventory consisted of the following:

	June 30, 2026	December 31, 2025
Purchased uranium inventories	$11,264	$-
Raw uranium	1,126	3,558
Uranium concentrates from extraction	1,866	1,647
Materials and supplies	140	112
Total	$14,396	$5,317

In order to measure inventory at the lower of cost and net realizable value for the three months ended June 30, 2026, the Company recognized $235 in impairment losses related to purchased uranium. For the three months ended June 30, 2025, the Company did not recognize any impairment losses related to purchased uranium. For the six months ended June 30, 2026 and June 30, 2025, the Company recognized impairment losses related to purchased uranium in the amount of $311 and $155, respectively. These losses are recorded in cost of sales in the Company’s unaudited consolidated statements of operations.

The Company recognized depletion in cost of sales of $517 and $1,600 for the three and six months ended June 30, 2026, respectively, for capitalized costs related to mineral properties that were depleted to inventory using the units-of-production method and then sold during the period. The Company recognized depletion in cost of sales of $700 and $1,709 for the three and six months ended June 30, 2025, respectively, for capitalized costs related to mineral properties that were depleted to inventory using the units-of-production method and then sold during the period.

4.Investments in Equity and Marketable Securities
The Company records both marketable securities and equity method investments at fair value. The Company has classified these investments on the Company’s unaudited consolidated balance sheets as marketable securities.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
The following table summarizes the changes in fair value of the Company’s investment in equity securities as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Balance, beginning of period	$43,591	$24,883
Investment obtained as part of sale of mineral property (Verdera)	36,530	-
Investment in publicly traded companies (Non-Verdera)	12,557	34,396
Divestment of publicly traded companies	(13,919)	(11,151)
Fair value loss on marketable securities (unrealized)	(25,918)	(5,681)
Foreign exchange gain (loss) translation	(620)	1,144
Balance, end of period	$52,221	$43,591
The realized gain on marketable securities sold during the three months ended June 30, 2026 was $2,298 and $7,671 for the three months ended June 30, 2025. The realized gain on marketable securities sold during the six months ended June 30, 2026 was $6,137 and $7,671 for the six months ended June 30, 2025.
The Company recorded an unrealized loss of $15,870 for the three months ended June 30, 2026 and an unrealized gain of $2,810 for the same period in 2025. The Company recorded an unrealized loss on marketable securities for the six months ended June 30, 2026 of $25,918 and an unrealized loss of $7,066 for the same period in 2025.
5.Intangible Assets, Net
Intangible assets consist of the following as of June 30, 2026 and December 31, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2026
Definite-lived: Data access agreement	$253	$136	$117
Indefinite-lived: Data purchases	1,129	-	1,129
	$1,382	$136	$1,246

December 31, 2025
Definite-lived: Data access agreement	$263	$132	$131
Indefinite-lived: Data purchases	1,334	-	1,334
	$1,597	$132	$1,465
Aggregate intangible asset amortization expense was $5 and $10 for the three months ended June 30, 2026 and 2025, respectively. Aggregate intangible asset amortization expense was $10 and $15 for the six months ended June 30, 2026 and 2025, respectively. These amounts are recorded in depreciation, amortization and accretion expense in the unaudited consolidated statements of operations.
Estimated future intangible asset amortization expense based upon the carrying value as of June 30, 2026 is as follows:

	Remainder of 2026	2027	2028	2029	2030	2031	Thereafter	Total
Amortization expense	$10	$19	$19	$19	$19	$19	$13	$117

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
6.Property, Plant & Equipment, Net
Property, plant and equipment, net consists of the following:

	June 30, 2026	December 31, 2025
Uranium plants	$12,196	$12,196
Other property and equipment	24,674	23,420
Construction in progress	13,146	13,356
Total property, plant and equipment	50,016	48,972
Less: Accumulated depreciation	(9,695)	(7,812)
Total property, plant and equipment, net	$40,321	$41,160
Aggregate depreciation expense was $1,074 and $714 for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the aggregate depreciation expense was $1,883 and $1,401, respectively. These amounts are included in depreciation, amortization and accretion in the unaudited consolidated statements of operations.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
7.Mineral Rights and Properties
As of June 30, 2026, we had mineral rights in the states of Texas, Wyoming, South Dakota, Colorado, Arizona and New Mexico. These mineral rights were acquired through asset acquisitions, lease agreements or option agreements. As of June 30, 2026 and 2025, annual maintenance payments of approximately $2,242 and $1,961 are required to maintain these mineral rights.
As of June 30, 2026, the activity of these mineral rights and properties was as follows:

Amount
Balance, December 31, 2025	$265,834
Depletion capitalized into inventory	(1,610)
Divestments	(1,891)
Balance, June 30, 2026	$262,333
The Company recognized depletion of $593 and $1,610 that was capitalized to inventory during the three and six months ended June 30, 2026, respectively, utilizing the units-of-production method. Of this amount, $96 and $378 was included in distributions to non-controlling interest and $497 and $769 was capitalized into ending inventory as of June 30, 2026, respectively.
Texas

Alta Mesa Project

The Alta Mesa Project is located in Brooks County, Texas. In February 2024, the Company completed several transactions under a master transaction agreement with Boss Energy. The completion of these transactions resulted in the Company holding a 70% interest in the project while also remaining as the project manager. Boss Energy holds a 30% interest in the project. As of June 30, 2026, $110,799 was capitalized as Mineral rights and property on the Company’s unaudited consolidated balance sheets. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information on all of our Texas projects.

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

Juniper Ridge

The Juniper Ridge Project is an Exploration Stage Property located in Wyoming. The Company owns a 100% interest in the Juniper Ridge Project located in Carbon County that consists of approximately 640 surface acres and 3,240 net mineral acres of unpatented lode mining claims, a State of Wyoming mineral lease and is located within a brownfield site which has experienced extensive exploration, development, and mine extraction.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
South Dakota

Dewey Burdock

The Dewey Burdock Project is an ISR uranium project located in Fall River County, near Edgemont, South Dakota. Notably, the advanced stage Dewey Burdock Uranium Project (“Dewey Burdock” or “Dewey Burdock Project”) has demonstrated ISR resources, including a 2019 Preliminary Economic Assessment citing robust economics. Dewey Burdock has its source material license from the U.S. Nuclear Regulatory Commission (“NRC”) and its underground injection permits and aquifer exemption from the U.S. Environmental Protection Agency (“EPA”).

On September 2, 2025, the Company announced that Dewey Burdock had been approved for inclusion in the FAST-41 Program by the U.S. Federal Permitting Improvement Steering Council (“Permitting Council”). This is a component of the implementation of President Trump’s Executive Order on Immediate Measures to Increase American Mineral Production. The Dewey Burdock Project received its Source and Byproduct Materials License in 2014, from the NRC. The Company will work with the NRC as the lead agency for federal permitting with an objective to advance the Project into development and operation utilizing the ISR uranium extraction process. Under the Executive Order, the Permitting Council identifies priority infrastructure and critical mineral projects to receive accelerated permitting review. The addition of the first South Dakota ISR project supports the U.S. focus on domestic-sourced uranium production. This focus enables the development of essential clean energy, extracted through environmentally responsible ISR technology, to provide affordable, reliable domestic energy. During the three months ended June 30, 2026, the Bureau of Land Management approved the Dewey Burdock Project, authorizing the commencement of infrastructure construction.

On September 16, 2025, the Company announced that the EPA Environmental Appeals Board (“EAB”) denied, in full, a petition for review filed by the Oglala Sioux Tribe, Black Hills Clean Water Alliance, and NDN Collective against the EPA’s issuance of Class III and Class V Underground Injection Control (“UIC”) permits for the Company’s 100%-owned Dewey Burdock Project. The decision allows the Dewey Burdock Project to advance through federal permitting with the intent to continue state permitting activities in 2026, accelerating the Project towards development.

New Mexico

McKinley, Crownpoint and Hosta Butte

In April 2025, the Company executed a definitive sale and purchase agreement to sell certain mineral rights and properties that were classified as held for sale and owned by NM Energy Holding Canada Corp. (“NM Energy Canada”), an enCore subsidiary (the “Verdera Transaction”) that holds the Crownpoint and Hosta Butte projects located in McKinley County, New Mexico, to Verdera Energy Corp. (“Verdera”) pursuant to a share purchase agreement, dated March 17, 2025 (the “Share Purchase Agreement”). As a result of the Verdera Transaction, the Company received 50,000,000 Preferred Shares of Verdera. The Preferred Shares provide voting rights related to approval of a “Going Public Transaction”, which resulted in the common shares of Verdera being listed on a Canadian stock exchange and concurrent registration under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which the Company agreed to vote in favor of so long as the Going Public Transaction results in aggregate gross proceeds to Verdera of at least CAD $20 million.

On February 20, 2026, Verdera announced POCML 7 Inc., acquired all issued and outstanding common shares of Verdera, and as a result of such transaction the resulting issuer was renamed Verdera Energy Corp. (“Resulting Verdera”) and listed on the TSX-V. The initial public offering resulted in the conversion of 15,000,000 non-voting preferred shares to common shares that the Company was issued as part of the NM Energy Canada Share Purchase Agreement. As a result of the transaction, the Going Public Transaction in the Verdera Transaction was satisfied, and the Verdera Transaction is now accounted for as a sale, resulting in the de-recognition of the NM Energy Canada assets and liabilities and recognition of the consideration received and any resulting gain or loss. The Company and Resulting Verdera entered into a Side Letter, dated March 31, 2026, to confirm the acquisition by POCML 7 Inc. and subsequent listing of Resulting Verdera’s common stock on the TSX-V satisfying the Going

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
Public Transaction requirement pursuant to the Share Purchase Agreement while continuing to require Resulting Verdera to register its common shares under the Exchange Act. Verdera completed its listing on the TSX-V in March of 2026, and 15,000,000 Preferred Shares were converted into common shares of Verdera. As previously disclosed, the Company agreed, subject to the satisfaction of certain conditions, including, but not limited to, the effectiveness of a resale registration statement of Resulting Verdera, to elect to convert the 35,000,000 Preferred Shares into common shares of Verdera and set a record date for, and complete, a distribution of such shares to the Company’s shareholders by way of stock dividend or similar distribution.

As a result, the Company derecognized the $1,891 and $200 carrying values of NM Energy Canada’s mineral properties and intangible assets, respectively, and recognized consideration consisting of equity interests in Verdera, which the Company has elected to measure at fair value under the fair value option, with subsequent changes in fair value recognized in earnings. The fair value of the equity interests received as of February 20, 2026 was $36,530, which is included in marketable securities – current on the condensed consolidated balance sheets, with changes in fair value being recognized in gain (loss) on marketable securities, unrealized in the condensed consolidated statements of operations. Refer to Note 4. Investments in Equity and Marketable Securities. During the six months ended June 30, 2026, the Company recognized a gain on sale of $34,438, which is included in gain on divestment of mineral properties in the condensed consolidated statements of operations.
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
The table below is a summary of the activity related to the non-controlling interest from December 31, 2025 through June 30, 2026.

Amount
Balance at December 31, 2025	$29,135
Net loss for the period attributable to non-controlling interest	(6,057)
Inventory transfers to non-controlling interest	(2,227)
Contributions from non-controlling interest	2,402
Balance at June 30, 2026	$23,253
9.Asset Retirement Obligations and Restricted Cash
The asset retirement obligations continuity summary is as follows:

Amount
Balance, December 31, 2025	$18,915
Accretion	1,025
Settlement	(371)
Balance, June 30, 2026	$19,569
As of June 30, 2026 and December 31, 2025, the undiscounted cash flows related to asset retirement obligations totaled $26,176 and $26,443, respectively.
As of June 30, 2026 and December 31, 2025, the Company deposited $9,802 and $8,388, respectively, for collateralization of its performance obligations (performance bonds) with an unrelated third party. These funds are not available for the payment of general corporate obligations. The performance bonds are required for future

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
restoration and reclamation obligations related to the Company’s operations. These funds are categorized as restricted cash on the Company’s unaudited consolidated balance sheets.

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
Mineral Property Commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually. As of June 30, 2026, annual maintenance payments of approximately $2,242 are required to maintain these mineral rights.
Sales Contracts
The Company’s sales commitments, for all sales contracts, are presented in pounds (in thousands) below.

Year	Volume (in pounds)
Remainder of 2026	350
2027	1,045
2028	1,000
2029	1,500
2030	1,200
Thereafter	2,500
Total	7,595

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
Reclamation Bonds
The Company has indemnified third-party companies to provide reclamation bonds as collateral for the Company’s Asset Retirement Obligation (“ARO”). The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of June 30, 2026 and December 31, 2025, the Company had $9,802 and $8,388, respectively, posted as collateral against an undiscounted ARO of $26,176 and $26,443, respectively.

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
As of June 30, 2026, the Company did not have any material leases that had not yet commenced. Operating lease cost was $150 and $54 for the three months ended June 30, 2026 and 2025, respectively. Operating lease cost was $296 and $109 for the six months ended June 30, 2026 and 2025, respectively. These costs were included in general and administrative expenses on the Company’s unaudited consolidated statements of operations.
The following table represents the weighted-average remaining lease term and discount rate:

	June 30, 2026	December 31, 2025
Operating Leases:
Weighted-average remaining lease term (in years)	8.82	9.50
Weighted-average discount rate	7.0%	7.0%

As of June 30, 2026, future minimum lease payments for the Company’s operating lease liabilities are as follows:

Year ending,	Amount
Remainder of 2026	$285
2027	580
2028	509
2029	374
2030	381
Thereafter	2,216
Total future lease payments	4,345
Less: imputed interest	(1,134)
Present value of lease liabilities	$3,211

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
As of June 30, 2026 and December 31, 2025, the following balances related to the Company’s operating leases are recorded in the unaudited consolidated balance sheets:

	June 30, 2026	December 31, 2025
Right of use asset	2,900	3,083
Lease liability, current	360	186
Lease liability, non-current	2,851	3,077

Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for operating leases	102	55	154	111
Supplemental disclosure of noncash leasing activities:
Right-of-use-assets obtained in exchange for new operating lease liabilities	-	-	108	-

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

	Level 1	Level 2	Level 3	Total
June 30, 2026
Assets:
Marketable securities, current and non-current	$52,133	$-	$-	$52,133
Warrant asset	-	88	-	88
Total assets	$52,133	$88	$-	$52,221
Liabilities:
Convertible debt, non-current	-	110,458	-	110,458
Total liabilities	$-	$110,458	$-	$110,458

	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets:
Marketable securities, current and non-current	$43,460	$-	$-	$43,460
Warrant asset	-	131	-	131
Total assets	$43,460	$131	$-	$43,591
Liabilities:
Convertible debt, non-current	-	109,986	-	109,986
Total liabilities	$-	$109,986	$-	$109,986

13.Stockholders’ Equity
The authorized shares of the Company consist of an unlimited number of common and preferred shares, both without par value. All proceeds received for issuances of common shares are attributed to common shares on the Company’s unaudited consolidated balance sheets.
During the three months ended June 30, 2026, the Company issued 34,446 common shares upon the settlement of restricted stock units ("RSUs"). In connection with the settlement of the RSUs, the Company reclassified $58 from additional paid-in capital to common stock.

During the three months ended June 30, 2025, the Company issued 672,043 common shares on the exercise of stock options, for gross proceeds of $549. In connection with the stock options exercised, the Company reclassified $444 from additional paid in capital to common shares.
During the six months ended June 30, 2026, the Company issued:
i)34,446 common shares upon the settlement of RSUs. In connection with the settlement of the RSUs, the Company reclassified $58 from additional paid-in capital to common stock.
ii)6,786,495 total common shares on the exercise of warrants. 6,510,400 common shares were issued for gross proceeds of $22,829, which included $5,031 reclassified from additional paid-in capital to common shares. Additionally, 276,095 common shares were issued on cashless exercises of 3,667,002 warrants, which included $3,636 reclassified from additional paid-in capital to common shares.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
iii)75,234 common shares on the exercise of stock options, for gross proceeds of $149, which included $111 reclassified from additional paid-in capital to common shares.
During the six months ended June 30, 2025, the Company issued:
i)90,000 common shares on the exercise of warrants, for gross proceeds of $236, which included $66 reclassified from additional paid-in capital to common shares.
ii)853,376 common shares on the exercise of stock options, for gross proceeds of $690, which included $544 reclassified from additional paid-in capital to common shares.
Share Purchase Warrants
A summary of the status of the Company’s warrants as of June 30, 2026, and changes during the six months ended are as follows:

	Number of Warrants	Weighted Average Exercise Price (CAD)
Outstanding, December 31, 2025	19,741,640	C$3.81
Exercised	(10,177,402)	3.86
Expired	(9,564,238)	3.76
Outstanding, June 30, 2026	-	C$0.00
As of June 30, 2026, there were no share purchase warrants outstanding.
14.Share-Based Compensation
Options
During the three months ended June 30, 2026 and 2025, the Company recognized stock option expense of $446 and $751, respectively, for the vested portion of the stock options. During the six months ended June 30, 2026 and 2025, the Company recognized stock option expense of $957 and $1,629, respectively, for the vested portion of the stock options.
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
Activity of outstanding stock options under the Stock Option Plan for the six months ended June 30, 2026 are as follows:

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

	Number of stock options	Weighted average exercise price (CAD)
Balance, December 31, 2025	5,835,459	C$4.37
Exercisable, December 31, 2025	5,359,459	C$4.25
Exercised	(75,234)	2.71
Forfeited/expired	(391,502)	4.76
Balance, June 30, 2026	5,368,723	C$4.36
Exercisable, June 30, 2026	5,368,723	C$4.36

As of June 30, 2026, stock options under the Stock Option Plan outstanding and exercisable were as follows:

		Options Outstanding		Options Exercisable
		June 30, 2026		June 30, 2026
Option price per share (CAD)	Options #	Weighted average remaining life (years)	Weighted average exercise price (CAD)	Options #	Weighted average exercise price (CAD)
C$2.40 - 3.79	1,723,807	0.55	C$2.97	1,723,807	C$2.97
C$4.20 - 5.76	3,644,916	1.17	C$5.02	3,644,916	C$5.02
	5,368,723	1.72	C$4.36	5,368,723	C$4.36

As of June 30, 2026, the aggregate intrinsic value of all outstanding stock options granted and vested under the Stock Option Plan was estimated at $0. As of June 30, 2026, the unrecognized compensation cost related to unvested stock options under the Stock Option Plan was $0.
A summary of the Company’s unvested stock option activity under the Stock Option Plan for the six months ended June 30, 2026 is as follows:

	Number of stock options	Weighted Average Grant Date Fair Value (CAD)
Outstanding, December 31, 2025	476,000	C$2.79
Vested	(465,750)	2.79
Forfeited	(10,250)	2.71
Outstanding, June 30, 2026	-	C$0.00
There were no stock options granted under the Stock Option Plan during the six months ended June 30, 2026.
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
Activity of outstanding stock options under the LTIP for the six months ended June 30, 2026 is as follows:

	Number of stock options	Weighted average exercise price (USD)
Balance, December 31, 2025	1,060,000	$3.21
Granted	330,000	2.18
Balance, June 30, 2026	1,390,000	$2.97
Exercisable, June 30, 2026	146,250	$3.14

As of June 30, 2026, stock options outstanding and exercisable under the LTIP were as follows:

		Options Outstanding		Options Exercisable
		June 30, 2026		June 30, 2026
Option price per share	Options #	Weighted average remaining life (years)	Weighted average exercise price (USD)	Options #	Weighted average exercise price (USD)
$2.13 - $3.47	1,390,000	5.37	$2.97	146,250	$3.14
	1,390,000	5.37	$2.97	146,250	$3.14
A summary of the Company’s unvested stock option activity under the LTIP is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (USD)
Outstanding, December 31, 2025	1,060,000	$3.21
Granted	330,000	2.18
Vested	(146,250)	3.14
Outstanding, June 30, 2026	1,243,750	$2.95
As of June 30, 2026, the aggregate intrinsic value of all outstanding stock options granted and vested under the LTIP was estimated at $0. As of June 30, 2026, the unrecognized compensation cost related to unvested stock options under the LTIP was $1,273, which is expected to be recognized over a weighted average period of 1.39 years. The Company recognized stock option expense of $444 and $957 during the three and six months ended June 30, 2026, respectively, related to stock options.

During the three and six months ended June 30, 2026, the Company granted 300,000 and 330,000 stock options, respectively, under the LTIP. A fair value of $492 was calculated for these options as measured at the grant date using the Black-Scholes option pricing model during the six months ended June 30, 2026. The weighted average assumptions used in calculating the fair values as of June 30, 2026, are as follows:

June 30, 2026
Exercise price	$2.18
Share price	$2.18
Risk-free rate	3.91%

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

Expected life (in years)	5.74
Expected volatility	78.51%
Expected dividend yield	0.00%
Weighted average fair value	$1.49

The Company has elected to utilize the simplified method for determining the expected life of the options. This is due to the stock options granted being considered “plain vanilla” in accordance with SAB Topic 14 in ASC 718. This simplified method allows for the average of the vesting period and contractual life.
Restricted Stock Units

Under the LTIP, RSUs may be granted to the participants and generally vest over multi-year service periods, typically two to five years for officers, employees and consultants and annually for directors.

During the three and six months ended June 30, 2026, the Company granted 100,000 and 132,000 RSUs, respectively, to officers and directors under its LTIP. The following table summarizes the Company’s RSU activity for the six months ended June 30, 2026:

	Number of RSUs	Weighted Average Remaining Vesting Term (years)	Weighted Average Grant Date Fair Value (USD)
Balance, December 31, 2025	3,926,425	2.42	$3.36
Granted	132,000	2.01	2.27
Vested	(47,025)	-	3.47
Forfeited	(112,164)	-	3.47
Balance, June 30, 2026	3,899,236	1.96	$3.31

As of June 30, 2026, 47,025 RSUs were vested. No RSUs were vested as of June 30, 2025.
The Company recognized compensation expense of $1,711 and $3,572 during the three and six months ended June 30, 2026, respectively. As of June 30, 2026, unrecognized compensation cost related to unvested RSUs was $7,843, which is expected to be recognized over a weighted average period of 1.96 years.
Performance Share Units

During the six months ended June 30, 2026, the Company granted 300,000 performance share units (“PSUs”) to officers and directors under its LTIP. Each PSU represents the right to receive one common share upon vesting. The awards are subject to continued service and achievement of a relative total shareholder return performance condition measured against a peer group of uranium industry companies over a three-year performance period ending December 31, 2028. Payouts range from 0% to 200% of target based on the Company’s performance relative to the peer group.

The following table summarizes the Company’s PSU activity for the six months ended June 30, 2026:

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

	Number of PSUs	Weighted Average Remaining Vesting Term (years)	Weighted Average Grant Date Fair Value (USD)
Balance, December 31, 2025	-	-	$-
Granted	300,000	2.51	2.13
Balance, June 30, 2026	300,000	2.51	$2.13

No PSUs were vested as of June 30, 2026.
During the three and six months ended June 30, 2026, the Company recognized $45 of compensation expense related to PSUs in each period. As of June 30, 2026, unrecognized compensation cost related to unvested PSUs was $556, which is expected to be recognized over a weighted average period of 2.51 years.

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
The Convertible Senior Notes were issued pursuant to, and are governed by, an indenture, dated August 22, 2025 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The initial conversion rate for the Convertible Senior Notes is 303.9976 shares per $1,000 principal amount of the Convertible Senior Notes, which represents an initial conversion price of approximately $3.29 per common share, and is subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture. Upon conversion, the Company will pay or deliver, as applicable, cash, common shares or a combination of cash and common shares.
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

June 30, 2026
Convertible Senior Notes due 2030	$115,000
Less: Unamortized debt issuance costs	(4,542)
Long-term debt	$110,458

The effective interest rate of the Convertible Senior Notes was 6.6%, which includes the amortization of debt issuance costs. For the three and six months ended June 30, 2026, the Company recognized interest expense of $1,819 and $3,634, respectively, inclusive of amortization of debt issuance costs of $238 and $472 related to the Convertible Senior Notes.

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
16.Related Party Transactions
Related parties include key management of the Company and any entities controlled by these individuals or their direct family members. Key management personnel consist of directors and senior management including the Executive Chairman, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and General Counsel. Amounts paid to management personnel were immaterial for the six months ended June 30, 2026 and 2025.

On April 8, 2025, the Company entered into the Verdera transaction. Upon satisfaction of the Going Public Transaction condition on February 20, 2026, the transaction was accounted for as a sale. The Company’s Executive Chairman, the spouse of the Company’s Executive Chairman, and certain directors of the Company serve as officers, members of the board of directors or advisors to Verdera and certain directors and officers of the Company own common shares of Verdera. The Audit Committee of the Board consisting solely of disinterested directors, oversaw the negotiation of the terms of the sale on behalf of the Company. A third-party valuation firm acted as financial advisor to the Audit Committee and provided the Audit Committee with an opinion as to the fairness from a financial point of view to the Company of the Verdera Transaction. The Verdera Transaction was unanimously approved by the Board upon recommendation by the Audit Committee. For more information regarding the Verdera Transaction, see Note 7 – Mineral Rights and Properties.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

As of June 30, 2026 and December 31, 2025, the following amounts were owed to related parties:

		June 30, 2026	December 31, 2025
5-Spot Corporation	Consulting services	$-	$12
Powerhaus Gruppe Corp	Consulting services	-	27
Officers and Board members	Accrued compensation	642	1,021
Total		$642	$1,060

17.Income Taxes
As of June 30, 2026, the Company maintained a valuation allowance against certain deferred tax assets. The Company continually reviews the adequacy of the valuation allowance and intends to continue maintaining a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of the allowance. Should the Company’s assessment change in a future period, it may release all or a portion of the valuation allowance, which would result in a deferred tax benefit in the period of adjustment.

For the three months ended June 30, 2026 and 2025, the Company recorded no income tax benefit or expense. For the six months ended June 30, 2026 and 2025, the Company recorded an income tax benefit of $193 and $182, respectively. The effective tax rate for the three months ended June 30, 2026 and 2025, was 0%, respectively. The effective tax rate for the six months ended June 30, 2026 and 2025 was approximately 0% and 1%, respectively.

The difference in statutory of 15% and effective tax rate of 0% is a result of certain differences on account share-based payments awards, non-taxable portion of capital gain, changes to valuation allowance, statutory tax rate difference between US and Canada, nontaxable or nondeductible items, non-controlling interest, and others.

18.Segments
The Company’s operations are located in the United States and are organized into a single reportable segment and its sole business is the extraction, recovery and sales of uranium from mineral properties along with the exploration, permitting and evaluation of uranium properties in the United States. All of the Company’s assets are held in the United States. This segment has been identified based on the way the chief operating decision maker (“CODM”) assesses the business and allocates resources. This segment is monitored for performance and is consistent with internal financial reporting.
The CODM evaluates segment performance and allocates resources using financial information on a basis consistent with the Company’s unaudited consolidated financial statements. The significant segment expense information reviewed by the CODM are those presented on the accompanying unaudited consolidated statements of operations. The CODM evaluates the performance of the Company’s reportable segment based on loss from operations, which is also what is reported on the unaudited consolidated statement of operations. The measure of segment assets is reported on the accompanying unaudited consolidated balance sheets as total consolidated assets.

19.Subsequent Events
On July 8, 2026, the Company entered into a Separation and General Release Agreement with its former Chief Executive Officer, whose employment was terminated without cause effective April 20, 2026. Under the agreement, in lieu of the severance contemplated by his employment agreement, the former Chief Executive Officer is entitled to receive a cash payment of $1,800, less applicable tax withholdings, and other deductions.

In connection with continued consulting by the former Chief Executive Officer, the Company agreed to grant the former Chief Executive Officer 300,000 nonqualified stock options under the Company's 2024 Long Term Incentive Plan, pursuant to the Separation and General Release Agreement. The options vested fully upon grant,

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
have a five-year contractual term and have an exercise price equal to the closing price of the common shares on the grant date.

Under the separation agreement, the former Chief Executive Office will forfeit all outstanding unvested stock options and restricted stock units previously granted under the 2021 Stock Option Plan and 2024 Long Term Incentive Plan, including awards that otherwise would have vested upon a termination without cause.

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

The Company is focused on extracting domestic uranium within the United States. The Company utilizes proven in-situ recovery (“ISR”) technology to produce uranium for use in the generation of reliable, carbon-free nuclear energy. In 2023, the Company commenced uranium extraction in South Texas. The Company’s strategy is to build uranium extraction capacity by developing and placing into operation a series of uranium extraction facilities in South Texas, followed by a future pipeline of exploration projects in South Dakota and Wyoming, becoming a leading supplier of domestic uranium to fuel a growing demand for clean energy generation using nuclear power.

Industry and Market Update

The following developments are those management believes are most relevant to current and anticipated uranium market conditions and the Company’s business.

The primary use of uranium is to fuel nuclear power plants for the generation of carbon and emission free electricity. According to the World Nuclear Association, as of April 2026, there were 438 operable nuclear reactors world-wide, which required approximately 178 to 180 million pounds of U3O8 annually at full operation. According to data from TradeTech LLC, the world continues to require more uranium than it produces from primary extraction. The gap between demand and primary supply is being filled by stockpiled inventories and secondary supplies, which the Company believes have dwindled significantly in recent years.

Expanding the current reactor fleet to meet anticipated future levels of electrical generating capacity required remains a significant challenge to the nuclear industry. To meet those goals, the global industry must protect existing capacity, and there have been multiple public pronouncements from several countries, including the United States, to protect existing nuclear generating capacity. In the United States, as a result of clean energy credits granted by several states and the production tax credit for nuclear power provided in the Inflation Reduction Act of 2022, several nuclear utilities have announced operating life extensions and capacity expansions within their existing operating fleet. Also, the industry has seen an unprecedented trend in reactor recommissioning. In the United States, where just a few years ago reactors were being shut down prematurely, nuclear plants such as Palisades, Three Mile Island (“Crane Clean Energy Center”), and Duane Arnold are positioned to re-enter service.
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

U.S. Government Policy News

•The U.S. Department of Energy’s (“DOE”) Office of Nuclear Energy is launching an initiative to strengthen the nation’s nuclear fuel supply chain. Through the Defense Production Act (“DPA”) Nuclear Fuel Cycle Consortium, the federal government will work with the domestic nuclear industry to help ensure that the United States has a secure and reliable supply of nuclear fuel for both the existing reactor fleet and the next generation of advanced reactors. Comprised of representatives from more than 90 companies spanning the nuclear industrial base, the consortium will address all facets of the nuclear fuel supply chain, including mining and milling, conversion, enrichment, deconversion, fuel fabrication, recycling, and reprocessing. Under the “Nuclear Dominance-3 by 33” campaign, by 2033 the consortium aims to: (1) catalyze a secure and cost-competitive domestic fuel supply chain; (2) accelerate advanced reactor deployment and help close the nuclear fuel cycle; and (3) explore how the DPA framework can be leveraged to grow and align workforce, financing, innovation and collaboration to support expansion of U.S. nuclear energy.

•The U.S. Nuclear Regulatory Commission (“NRC”) has accepted for review and docketed the University of Illinois Urbana-Champaign’s application for a construction permit for a research reactor based on NANO Nuclear Energy’s KRONOS Micro Modular Reactor technology. The NRC’s acceptance marks the beginning of the formal licensing process and initiates detailed technical, safety, environmental, and security reviews of the proposed reactor. Acceptance of the application does not constitute approval or issuance of a construction permit. The proposed reactor would be constructed in Champaign County, Illinois, pending completion of the NRC’s review and any subsequent licensing decision.

•The NRC released a draft Environmental Assessment and draft Finding of No Significant Impact (“FONSI”) concluding that restarting the Crane Clean Energy Center is not expected to result in significant adverse environmental impacts, pending completion of the public comment process and the agency’s final environment review.

•The DOE announced a conditional $17.5 billion loan commitment to help accelerate the deployment of 10 new Westinghouse AP1000 nuclear reactors at five sites across the United States. The financing is intended to support the purchase of long-lead nuclear components, helping reduce construction timelines by up to three years. Each project is expected to include two reactors and be jointly owned by Westinghouse and a utility or energy company partner. The initiative is intended in part to help meet rapidly growing electricity demand, including that from artificial intelligence data centers.

U.S. Market News

•The NRC renewed the operating licenses for the two-unit Diablo Canyon Nuclear Power Plant in California for an additional 20 years, marking the 99th and 100th renewed commercial reactor operating licenses. Pacific Gas & Electric Co.’s Diablo Canyon Units 1 and 2, both pressurized water reactors, are located in Avila Beach, California. Unit 1’s operating license will now expire on November 2, 2044, and Unit 2’s will expire on August 26, 2045. However, operation beyond 2030 will require changes to California state law.

•The Duane Arnold Energy Center in Iowa could receive the NRC’s package of restart licensing actions by January 2028, according to NRC officials during a public outreach meeting in Cedar Rapids. NextEra Energy announced plans in October 2025 to restart the 601 MWe boiling water reactor. The effort was further supported by a power purchase agreement between NextEra and Google to supply electricity for Google’s Cedar Rapids data center, although the January 2028 licensing target remains subject to the NRC’s review process and regulatory approval.

•ConverDyn has announced that it has begun analyzing the feasibility of a possible new uranium conversion plant. The Metropolis Works facility in Illinois is currently the only operating commercial uranium conversion facility in the United States. ConverDyn has retained an engineering firm to evaluate how long construction of a new plant would take, the expected cost, and whether a modular design is possible.

•NextEra Energy and Dominion Energy announced an all-stock merger valued at approximately $67 billion on May 18, 2026, that will create the world’s largest regulated electric utility business by market capitalization. The combined company will operate as NextEra Energy and continue trading on the New York Stock Exchange under the ticker symbol NEE. NextEra is the largest electric utility in the United States by market capitalization while Dominion Energy provides electricity in Virginia, North Carolina, and South Carolina. Together, the two U.S. companies will create “one of the world’s largest energy infrastructure companies, with an unmatched operating platform benefiting customers,” according to NextEra’s press release issued on May 18, 2026. The transaction was unanimously approved by the boards of both companies and is expected to close within 12 to 18 months, subject to regulatory and shareholder approvals.

•Urenco USA announced plans to expand the capacity of its U.S. uranium enrichment facility by nearly 50%, adding 2.1 million separative work units of capacity. Following the completion of the expansion and ongoing capacity upgrades, the facility’s installed capacity is expected to exceed 7.0 million separative work units.

•The NRC has granted 20-year license extensions to the Edwin I. Hatch nuclear plant’s two reactors in Georgia. With the extensions, Units 1 and 2 are licensed to operate through August 2054 and June 2058, respectively.

•The U.S. Energy Information Agency released its annual report on domestic uranium production, finding that U.S. uranium mine production increased from 677,000 pounds U3O8 in 2024 to approximately 1.4 million pounds U3O8 in 2025, the highest annual production since 2017.

•Santee Cooper, in South Carolina, is moving forward with efforts to restart the construction of Units 2 and 3, both Westinghouse AP1000 reactors, at the V.C. Summer Nuclear Station. The project is currently in the feasibility and development phase, with construction subject to an investment decision.

Global Market News

•Japan is considering replacing up to five of its aging reactors by the 2040s with a total capacity possibly reaching 5,500 MW. This represents an increase of nearly 20% above existing capacity.

•The government of Canada is developing a new nuclear strategy, which is expected to be released by the end of the year. According to an official statement by the Canadian government, the new strategy will be structured around four pillars: enabling new builds across Canada, being a global supplier and exporter of choice, expanding uranium production and nuclear fuel opportunities, and developing new Canadian nuclear innovations in fission and fusion.

Sales of Uranium and Sales Agreements

During the six months ended June 30, 2026, the Company completed uranium sales totaling 485,000 pounds of U3O8, not including converter and transaction costs, for an average sales price of $70.10 per pound of U3O8.
The Company’s uranium sales strategy provides a base level of projected income from sales contracts.
The Company has been able to use improving uranium market conditions to create a balanced uranium sales agreement portfolio, providing multiple pricing structures to support future market changes and extraction plans. As of June 30, 2026, we have executed fourteen uranium sales agreements to supply uranium to nuclear power plants in the United States and one legacy uranium sales agreement with a uranium trading company. enCore’s uranium sales agreement portfolio is a mix of market related pricing, hybrid base price and market related pricing, base escalated pricing, and fixed prices. The Company has fourteen current uranium sales agreements, two are market-related with no floors or ceilings and eight are market related that typically retain exposure to spot pricing, while including minimum floor and maximum ceiling prices, some of which are adjusted upwards periodically for inflation. Minimum floor prices are set at levels that provide the Company with a comfortable margin over its expected costs of operations in Texas while still allowing the Company to participate in anticipated escalations of the price of uranium. The remaining agreements are fixed or a hybrid of both, fixed and market. The Company will continue to assess opportunities to secure future sales agreements that will support its continued project and extraction growth strategies. The Company is committed to honoring all sales commitments.
Our website is www.encoreuranium.com. From time to time, we may use our website as a distribution channel for ongoing updates for the company and material company information.

Our Mineral Properties

enCore controls key mineral properties within the United States, primarily in Texas, South Dakota and Wyoming. Our current Central Processing Plants’ (“CPP”) operations are designed and permitted to process uranium from a mix of satellite ion exchange (“IX”) plants and primary sources within south Texas.

Property Location Map

N
S
E
W
MONTANA
WYOMING
SOUTH DAKOTA
NEBRASKA
UTAH
COLORADO
NEW MEXICO
TEXAS
Aladdin
Dewey-Burdock
Dewey Terrace
Gas Hills
Butler Ranch
Upper Spring Creek Brown
Upper Spring Creek Brevard
Rosita CPP
Rosita South
Kingsville CPP
Alta Mesa CPP
Alta Mesa East

LEGEND

- Central Processing Plants (CPP)
- Pipeline Projects
- Key Projects
- Uranium Districts

0 50 100 200 300 Mi

Scale: 1:18,000,000

enCore energy

United States of America

enCore Energy Uranium Projects 2026

Date: [illegible]	Drawn by: RSG	Version: 2

PCS: NAD 1983 Contiguous USA Albers

Summary of Properties

South Texas Integrated ISR Project (Rosita CPP)

The South Texas Integrated ISR Project is an Exploration Stage Property, as defined by S-K 1300, which consists of five project areas: the Rosita Central Processing Plant (“Rosita CPP”), Butler Ranch Uranium ISR Project, Upper Spring Creek - Brevard Area ISR Uranium Project, Upper Spring Creek - Brown Area ISR Uranium Project inclusive of the Brown and adjacent properties (“USC – Brown or Brown”), and Rosita South Cadena ISR Project. The Company owns 100% interest in the South Texas Integrated ISR Project which is located on over 7,074 acres of private land in the state of Texas.

Alta Mesa Uranium Project, Texas

The Alta Mesa Uranium Project (“Alta Mesa”) is an Exploration Stage Property, as defined by S-K 1300, and is a fully licensed and constructed ISR project and CPP, located on over 4,597 acres of private land in the state of Texas. The Company’s ownership interest is aligned with the current Joint Venture agreement providing for ownership of 70% of the Alta Mesa project.

Mesteña Grande Uranium Project, Texas

The Mesteña Grande Uranium Project (“Mesteña Grande”) is an Exploration Stage Property, as defined by S-K 1300, located in Brooks and Jim Hogg Counties, Texas and is on land located adjacent to, and to the south, north, and west of

Alta Mesa. The Company’s ownership interest is aligned with the current Joint Venture agreement providing for ownership of 70% of Mesteña Grande. The property consists of over 200,000 mostly contiguous acres.
Dewey Burdock Project, South Dakota

The Dewey Burdock Project is an Exploration Stage Property, as defined by S-K 1300, located in southwest South Dakota and is part of the northwestern extension of the Edgemont Uranium Mining District. The Company owns a 100% interest in the Dewey Burdock Project. The project includes federal claims, private mineral rights and private surface rights controlling the entire area within the licensed project permit boundary as well as surrounding areas. The Company currently controls approximately 16,962 acres of net mineral rights and 12,613 acres of surface rights.

Gas Hills Project, Wyoming

The Gas Hills Project, as defined by S-K 1300, is an Exploration Stage Property located in Wyoming. The Company owns a 100% interest in the Gas Hills Project located in the historic Gas Hills Uranium District 45 miles east of Riverton, Wyoming. The Gas Hills Project consists of approximately 1,280 surface acres and 12,960 net mineral acres of unpatented lode claims, a State of Wyoming mineral lease, and private mineral leases, all within a brownfield site which has experienced extensive uranium development.

Exploration Update

Alta Mesa East Project, Texas

Exploration activities are currently being conducted on properties located adjacent to, and to the east of, the Alta Mesa mine site as part of our Alta Mesa East exploration project which began in November 2025. The Alta Mesa East prospect consists of 5,900 acres of private, trust-owned mineral leases with approximately 4,897 acres of individual surface leases.

The Company’s exploration plan utilizes wide-spaced (800-1600 feet) drill spacing for regional assessment and closer-spaced drillholes (400-500 feet) with even closer offsets in areas of discovered mineralization. Uranium mineralization has been discovered within five primary sands beneath the site. Exploration drilling is expected to continue throughout 2026. Ongoing drilling results continue to advance the geologic model and mineral resource assessment.

Operations Update

The Company is focused on extracting domestic uranium within the United States. The Company utilizes proven ISR technology to produce uranium for use in the generation of reliable, carbon-free nuclear energy.

enCore owns 4 of the 13 constructed and existing ISR production-facilities in the United States. The Company has several key mineral resource projects in other jurisdictions within the United States. Our S-K 1300 compliant resources are listed below:

Total measured and indicated mineral resources	30.94 million lbs. U3O8
Total inferred mineral resources	20.54 million lbs. U3O8

South Texas Integrated ISR Project (Rosita CPP)

In May 2026, the first phase of construction on the Upper Spring Creek- Brown satellite facility was completed. This is the largest satellite facility the Company has built to date. The newly constructed portion of the satellite currently can process 1,600 gallons per minute (gpm) through the facility, which represents 50% of the satellite’s planned flow capacity. This new plant is capable of producing from the first wellfield at the Upper Spring Creek Project area. Drilling activities for the first 800-gpm wellfield module are complete, and wellfield infrastructure is almost complete. Drilling and infrastructure activities for the three other 800 gpm modules are underway, with Module 2 drilling activities approximately 90% complete. Uranium extraction can begin as soon as the final authorization is received. Further expansion of the plant is currently underway. Once completed, it is expected to have a total capacity of 3,200 gpm to accommodate any future development or expansion in the immediate area.

A total of 273 holes have been drilled for the six months ended June 30, 2026, with 104 extraction and monitoring wells installed for Production Authorization Area One (“PAA-1”). The first operational wellfield has been completed and is currently awaiting final authorization for operation. Modules 2, 3 and 4 are expected to be completed before the end of the year.

In PAA-1, eight additional overlying monitoring wells were installed at the request of the TCEQ in May 2026. A hydrologic pump test and sampling campaign was completed following the installation of these eight wells, and in June 2026, this information was incorporated into a report that was filed with TCEQ. Minor modifications to the Class III Area permit were submitted to accommodate the monitoring wells proximity to the property lines and each other and are currently under TCEQ review.

TCEQ’s approval of the waste disposal well permit is expected in the third quarter of 2026 and construction is also planned for the third quarter of 2026.

Radioactive Material License (“RML”) and Area Underground Injection Control (“UIC”) Permit amendments for the Upper Spring Creek Expansion Project onto properties adjacent to the Brown, including Houdmann and Geffer properties, are currently being prepared for submission in the third quarter of 2026. The addition of these adjacent properties will increase the size of the extraction area for additional wellfield development.

Alta Mesa Uranium Project, Texas

Extraction operations continue at PAA-7 at Alta Mesa.

2026 Alta Mesa CPP

Wellfield development operations at Alta Mesa PAA-8 and PAA-3 extension are ongoing. Monitoring well drilling and installation began in January 2026 at PAA-8 and continues. Wellfield installation at PAA-3 extension has also continued to progress. At least three modules are expected to be completed when the permitting process is completed. Drilling at Alta Mesa for the three and six months ended June 30, 2026 occurred primarily within the two planned production areas: PAA-8 and PAA-3 extension.

In PAA-8, 435 total holes have been drilled since inception. A total of 219 holes have been drilled for the six months ended June 30, 2026. Of the total wells drilled, 78 wells have been cased and completed, which includes 56 monitor wells and 22 extraction wells. The hydraulic pump test for PAA-8 was completed in March 2026. PAA-8 delineation is ongoing as well as pattern design and construction.

Development drilling at PAA-3 extension continues and is nearing completion. The PAA-3 extension project began in October 2024, with monitoring well installations occurring in the spring of 2025. During the six months period ended June 30, 2026, 259 holes were drilled, including 63 holes cased and 51 holes cased and completed to date. As of the six months period ended June 30, 2026, a total of 177 delineation holes had been drilled.

The Alta Mesa RML is in timely renewal, and a second request for additional information regarding the Alta Mesa RML renewal was received from TCEQ in June 2026.

The PAA-3 extension production area authorization amendment was submitted to the TCEQ in May 2026. The Company is awaiting formal notice of comments per TCEQ’s administrative review process.

The PAA-8 production area authorization application was submitted to the TCEQ in June 2026. The Company is currently awaiting the TCEQ permit review.

Permitting applications and other documents are currently being prepared to expand the Alta Mesa project into the adjacent Alta Mesa East project area, currently under exploration. This includes an expanded aquifer exemption, an expanded area underground injection control permit and an amendment to the RML to allow for wellfields on contiguous property. Ecological surveys have been completed in the Alta Mesa East area, and reconnaissance mapping has been completed to identify all surface water impoundments and groundwater wells to be used for baseline water quality sampling.

Dewey Burdock Project, South Dakota

Preliminary engineering has been initiated for the Dewey Burdock plant site, evaporation ponds, and deep disposal well. The EPA Class III & V Underground Injection Control permits were received in October 2025, and the Bureau of Land Management Plan of Operations was approved on June 15, 2026.

The Company received final approval from the NRC for the 20-year license renewal, which was originally issued in 2014. As part of the license renewal process, the Environmental Assessment (“EA”), Finding of No Significant Impact FONSI and Section 106 Programmatic Agreement for the Dewey-Burdock Initial Infrastructure Development Plan of operations were approved on June 16, 2026, and were publicly issued on June 22, 2026. The Final Safety Evaluation Report (“SER”) was completed, and the NRC issued the renewed 20-year source materials license on June 30, 2026. On June 17, 2026, the NRC published Federal Register notice FR 36623 announcing issuance of the final EA, SER, and FONSI for SUA-1600. Completion of these actions occurred four days ahead of the FAST-41 scheduled completion date of June 22, 2026.

On June 15, 2026, the Company submitted an application to the South Dakota Department of Agriculture and Natural Resources for the Madison and Inyan Kara water appropriations permits and a revision of the Large Surface Mine Permit. As part of the permit revision process, Western Water Consultants have been engaged to update wildlife surveys in support of the application.
Results of Operations:
The following table summarizes the results of operations for the three months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
(in thousands except per share data)	2026 $	2025 $
Revenue	15,696	3,664	12,032	328%
Cost of sales	18,272	2,534	15,738	621%
Operating costs	26,919	20,407	6,512	32%
Interest income	272	201	71	35%
Interest expense	(1,819)	(240)	(1,579)	(658)%
Gain (Loss) on marketable securities, unrealized	(15,870)	2,810	(18,680)	(665)%
Gain on marketable securities, realized	2,298	7,671	(5,373)	(70)%
Net loss before income taxes	(44,614)	(8,835)	(35,779)	(405)%
Net loss per share basic and diluted	$(0.21)	$(0.03)	$(0.18)	(600)%
The following table sets forth selected operating data and financial metrics for uranium sales for the three months ended June 30, 2026, and 2025.

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
Volumes sold (lbs.)	215,000	60,000	155,000	258%
Realized sales price ($/lbs.)	73.00	61.07	11.93	20%
Weighted avg. costs applicable to revenues ($/lbs.)	84.99	42.23	42.76	101%

•Revenue - Revenue from uranium sales for the three months ended June 30, 2026, was $15,696 compared to revenue of $3,664 for the three months ended June 30, 2025, an increase of $12,032 or 328%. Revenue recognized for the three months ended June 30, 2026, was driven by the increased sales volume of 155,000 pounds and a 20% increase in sales price. The realized sales prices per pound of uranium for the three months ended June 30, 2026 and 2025, were $73.00 and $61.07, respectively, and included the contractual sales price less sales-related costs. The realized sale price per pound increase is dictated by the market for uranium, which is a commodity.

•Cost of Sales - Costs applicable to uranium sales were $18,272 for the three months ended June 30, 2026, related to the completed sale of 215,000 pounds of uranium at a weighted average cost of $84.99 per pound compared to uranium costs of $2,534 for the sale of 60,000 pounds at a weighted average cost of $42.23 per pound for the three months ended June 30, 2025. The increase in costs was the result of more sales of purchased uranium at a higher price versus extracted uranium at a lower price. The Company’s weighted average cost components include the cost of purchased uranium and uranium from extraction. See Costs of U3O8 Sold table below for more information.

•Operating expenses - Operating expenses include selling, general and administrative, mineral property expenditures, depreciation, depletion, amortization, and stock compensation expense. Operating expenses for the three months ended June 30, 2026, were $26,919 as compared to $20,407 for the three months ended June 30, 2025. This increase was primarily driven by the increased stock compensation expense and an increase in activity levels the Company is experiencing in 2026 from increased drilling at Alta Mesa and Upper Spring Creek.

•Interest income - Interest income for the three months ended June 30, 2026 and June 30, 2025, was $272 and $201, respectively. The increase was primarily driven by the increase in cash held in brokerage and bank accounts.

•Interest expense - Interest expense for the three months ended June 30, 2026 and June 30, 2025, was $1,819 and $240, respectively. The increase is primarily driven by the interest expense related to the new Convertible Senior Notes. See Note 15 - Debt for more information.

•Gain/Loss on marketable securities, unrealized - The Company recognized a loss of $15,870 on the fair value of marketable securities, unrealized for the three months ended June 30, 2026, compared to a gain of $2,810 for the three months ended June 30, 2025. Unrealized losses for the three months ended June 30, 2026, are due to unfavorable market conditions.

•Gain on marketable securities, realized - The Company recognized a gain of $2,298 on the fair value of marketable securities, realized for the three months ended June 30, 2026, as a result of the sale of common shares compared to a gain on marketable securities of $7,671 for the three months ended June 30, 2025.
The following table summarizes the results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
(in thousands except per share data)	2026 $	2025 $
Revenue	$33,997	$21,904	12,093	55%
Cost of sales	36,637	20,796	15,841	76%
Operating costs	16,897	36,011	(19,114)	(53)%
Interest income	658	480	178	37%
Interest expense	(3,634)	(586)	(3,048)	(520)%
Loss on marketable securities, unrealized	(25,918)	(7,066)	(18,852)	(267)%
Gain on marketable securities, realized	6,137	7,671	(1,534)	(20)%
Net loss before income taxes	(42,294)	(34,404)	(7,890)	(23)%
Net loss per share basic and diluted	$(0.19)	$(0.16)	$(0.03)	(19)%
The following table sets forth selected operating data and financial metrics for uranium sales for the six months ended June 30, 2026, and 2025.

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
Volumes sold (lbs.)	485,000	350,000	135,000	39%
Realized sales price ($/lb.)	$70.10	$62.58	7.52	12%
Weighted avg. costs applicable to revenues ($/lb.)	$75.54	$59.42	16.12	27%

•Revenue - Revenue from uranium sales for the six months ended June 30, 2026, was $33,997 compared to revenue of $21,904 for the six months ended June 30, 2025, an increase of $12,093 or 55%. The increase in revenue for the six months ended June 30, 2026, was driven by an increase in volumes sold of, 135,000 pounds or 39%. The realized sales prices per pound of uranium for the six months ended June 30, 2026 and 2025 were $70.10 and $62.58, respectively, and included the contractual sales price less sales-related costs. The realized sale price per pound increase is dictated by the market for uranium, which is a commodity.
•Cost of Sales - Costs applicable to uranium sales were $36,637 for the six months ended June 30, 2026, related to the completed sale of 485,000 pounds of uranium at a weighted average cost of $75.54 per pound compared to uranium costs of $20,796 for the sale of 350,000 pounds at a weighted average cost of $59.42 per pound for the six months ended June 30, 2025. The increase in costs was the result of more purchased uranium at a higher price versus extracted uranium at a lower price. The Company’s weighted average cost components include both the cost of purchased uranium and uranium produced from extraction. See Costs of U3O8 Sold table below for more information.

•Operating expenses - Operating expenses include selling, general and administrative, mineral property expenditures, depreciation, depletion, amortization, and stock compensation, and are impacted by gains recognized on the sale of mineral property expenditures. Operating expenses for the six months ended June 30, 2026, were $16,897 as compared to $36,011 for the six months ended June 30, 2025. This decrease primarily reflects the gain on sale of mineral properties as a result of the sale of NM Energy Canada’s mineral properties and intangible assets in 2026, offset by increased activity levels the Company is experiencing in 2026. The increased activity levels are driven primarily by the increased drilling at Alta Mesa and Upper Spring Creek.

•Interest income - Interest income for the six months ended June 30, 2026 and June 30, 2025, was $658 and $480, respectively. The increase was primarily driven by the increase in cash held in brokerage and bank accounts.

•Interest expense - Interest expense for the six months ended June 30, 2026 and June 30, 2025, was $3,634 and $586, respectively. The increase is primarily driven by the interest expense related to the new Convertible Senior Notes. See Note 15 - Debt for more information.

•Loss on marketable securities, unrealized - The Company recognized a loss of $25,918 on the fair value of marketable securities, unrealized for the six months ended June 30, 2026, compared to a loss of $7,066 for the six months ended June 30, 2025. Unrealized losses for the six months ended June 30, 2026 and 2025, are due to unfavorable market conditions.

•Gain on marketable securities, realized - The Company recognized a gain of $6,137 on the fair value of marketable securities, realized for the six months ended June 30, 2026, as a result of the sale of common shares compared to a gain of $7,671 on marketable securities for the six months ended June 30, 2025.

The table below presents total cost of extracted pounds and uranium costs per extracted pound during the reporting period. Total cost of extracted pounds is the cost of sales less the cost of sales of purchased goods, which includes the aggregate purchase price of purchased uranium. Uranium cost per extracted pound is the total cost of extracted pounds divided by the pounds of uranium extracted during the period. Total cost of extracted pounds and uranium costs per extracted pound, includes the allocation of cash and non-cash costs.

During the six months ended June 30, 2026, the Company continued its uranium extraction activities at Alta Mesa.

Total Costs of U3O8 Sold
		Six Months Ended June 30, 2026			Six months ended June 30, 2025
		Pounds U3O8	Cost ($000s)	Cost/Pounds	Pounds U3O8	Cost ($000s)	Cost/Pounds
Total Cost of Pounds		485,000	$36,637	$75.54	350,000	$20,796	$59.42

Purchased inventory	(1)	360,000	$29,466	$81.85	225,000	$15,430	$68.58
Extracted total		125,000	$7,170	$57.36	125,000	$5,365	$42.92

Extracted:
Cash costs	(2)		$4,808	$38.46		$3,607	$28.86
Non-Cash costs	(3)		$2,362	$18.90		$1,758	$14.06

(1)		Lower of actual cost or market price as of end Q2-2026 and Q2-2025, respectively.
(2)		Cash costs of extracted pounds related to cost of goods sold are a metric for investors in evaluating the Company's operations.
(3)		Non-cash costs of extracted pounds related to cost of goods sold are an insight into additional expenses that impact overall costs and include depletion and certain sales related fees.

Inventory Remaining on Hand
		As of June 30, 2026			As of December 31, 2025
		Pounds U3O8	Cost ($000s)	Cost/Pounds	Pounds U3O8	Cost ($000s)	Cost/Pounds
Total Cost of Inventory		203,304	$14,396	$70.81	132,013	$5,317	$40.28

Purchased Inventory	(1)	140,000	$11,263	$80.45
Extracted total		63,304	$3,133	$49.49	132,013	$5,317	$40.28

Extracted:
Cash costs	(2)		$2,233	$35.27		$4,605	$34.88
Non-Cash costs	(3)		$900	$14.22		$713	$5.40

(1)	Lower of actual cost or market price as of end Q2-2026 and Q4-2025 respectively.
(2)	Cash costs of extracted pounds related to cost of goods sold are a metric for investors in evaluating the Company's operations.
(3)	Non-cash costs of extracted pounds related to cost of goods sold are an insight into additional expenses that impact overall costs and include depletion and certain sales related fees.

The Company continues to be impacted by delays in the permitting approval process associated with its assets in South Texas, including Alta Mesa and Upper Spring Creek. These delays have resulted in reduced overall production estimates for the year ending December 31, 2026. The Company has maintained its focus on developing its wellfields and has chosen to reduce its rig activity to better align its operational needs and strategic objectives. Beginning in April 2026, the Company began reducing its overall headcount by approximately 20%. As a result of the workforce reduction, the

Company expects to see annualized cost savings to its overall operations and general and administrative expenses compared to the year ended December 31, 2025.

The Company remains committed to cost efficiency and production optimization, ensuring competitive uranium extraction and processing. The Company anticipates further cost efficiencies as additional wellfield patterns come online and economies of scale improve.

Liquidity and Capital Resources

Our short-term cash requirements are primarily driven by exploration and development activities aimed at advancing properties for uranium extraction. We expect to meet our short-term cash requirements generally through existing working capital. As of June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $21,811 and $52,403, respectively, and working capital of $87,045 and $96,134, respectively.
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
On August 22, 2025, we issued $115,000 of the aggregate principal amount of the Convertible Senior Notes. The Convertible Senior Notes bear an annual interest of 5.5%, payable semiannually in arrears and the Notes mature on August 15, 2030.

The proceeds were used, among other things, to pay down and terminate the Uranium Loan Agreement with Boss. See Note 15 - Debt for more information.
The net proceeds from the offering of the Notes were approximately $109,657, after deducting the initial purchasers’ discounts and commissions and offering expenses.

We believe that our available cash, expected operating cash flows, or equity or debt financings will provide sufficient funds for our operations and anticipated scheduled debt service payments for the next twelve-month period following June 30, 2026. We believe that our sources of long-term cash will be sufficient for our needs thereafter.
Cash Flows

The following table reflects cash flow activities for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Cash Balance Impact Increase (Decrease)
Net cash used in operating activities	$(42,502)	$(17,629)	$24,873
Net cash used in investing activities	(11,486)	(2,115)	9,371
Net cash provided by financing activities	17,947	6,551	11,396
Impact of currency rate changes in cash	6,863	663	6,200
Net decrease in cash, cash equivalents and restricted cash	$(29,178)	$(12,530)	$(16,648)

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $24,873 from $17,629 for the six months ended June 30, 2025 to $42,502 for the six months ended June 30, 2026. This was largely driven by an increase in inventory and prepaid expenses during the six months ended June 30, 2026 compared to the same period in 2025.
Net Cash Used in Investing Activities
Net cash used in investing activities increased by $9,371, to $11,486, for the six months ended June 30, 2026, compared to $2,115 for the six months ended June 30, 2025. This was largely driven by an increase in exploration costs related to mineral properties and the net purchase of marketable securities in 2026.
Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $11,396 to $17,947 for the six months ended June 30, 2026, compared to cash provided by financing activities of $6,551 for the six months ended June 30, 2025. This was largely driven by the proceeds received from the exercise of warrants during the six months ended June 30, 2026.
Off Balance Sheet Arrangements

As of June 30, 2026, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2026, due solely to the previously reported material weaknesses in internal control over financial reporting that are in the process of remediation, as described in Item 9A of our most recent Annual Report on Form 10‑K. No new material weaknesses were identified during the quarter ended June 30, 2026. Management believes the remediation measures described below and the actions taken have addressed the previously identified material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, we continued to implement enhancements to our internal control over financial reporting as part of the remediation program described above, including improvements to general IT controls, the financial close process, and system‑based controls. Other than these ongoing remediation enhancements, there were no changes in our internal control over financial reporting during the quarter ending June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Our operations and other activities are not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.
Item 5. Other Information
On August 13, 2026, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald Canada Corporation (the “Canadian Lead Agent”) and RBC Dominion Securities Inc., as Canadian sales agents (collectively, the “Canadian Agents”), and Cantor Fitzgerald & Co. (the “U.S. Lead Agent” and, together with the Canadian Lead Agent, the “Lead Agents” and individually, a “Lead Agent”), RBC Capital Markets, LLC, B. Riley Securities, Inc. and Jett Capital Advisors, LLC, as U.S. sales agents (collectively, the “U.S. Agents” and, together with the Canadian Agents, the “Agents”), pursuant to which the Company may issue and sell from time to time common shares of the Company, having an aggregate sales price of up to $250,000,000 (or the equivalent in Canadian dollars as determined using the exchange rate posted by the Bank of Canada on each date the common shares are sold) through the Agents acting as sales agents.

Sales of our common shares in the United States, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on Nasdaq or any other existing trading market in the United States for the common shares, to or through a market maker, or subject to the terms of an applicable agency transaction notice, by any other method permitted by applicable law, including privately negotiated transactions. Sales of our common shares in Canada, if any, may be made in transactions that are deemed to be an “at-the-market distribution” under National Instrument 44-102 - Shelf Distributions, including, without limitation (i) in privately negotiated transactions, (ii) as block transactions, provided, however, that any block transactions will be completed in compliance with applicable securities laws and the rules of the TSX-V, and (iii) sales made directly on Nasdaq and the TSX-V under the symbol “EU,” or on any “marketplace” (as such term is defined in National Instrument 21-101 - Marketplace Operation). Each Lead Agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable laws and regulations, to sell the common shares from time to time subject to the terms of an applicable agency transaction notice. The Company will pay the Lead Agents a commission that will not exceed, but may be lower than, 2.25% of the gross offering proceeds of any common shares sold through the applicable Lead Agent under the Sales Agreement and also has provided the Agents with customary indemnification and contribution rights.

The Lead Agents are not required, individually or collectively, to sell any specific number of common shares or dollar amount of our common shares. The Company is not obligated to make any sales of common shares under the Sales Agreement. The Company or any Lead Agent (solely with respect to such Lead Agent) may suspend or terminate the offering of common shares upon notice to the other party and subject to other conditions.

The offering is being made concurrently in Canada under the terms of a prospectus supplement to a short form base shelf prospectus filed with the securities commissions or similar authorities in each of the provinces and territories of Canada. Any common shares sold in the United States will be offered and sold pursuant to the Prospectus Supplement dated August 13, 2026, and a base prospectus, dated July 1, 2026, relating to the Company’s effective shelf registration statement on Form S-3 (File No. 333-296905).

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 1.1 to this Quarterly Report and incorporated by reference into this Item 5. A copy of the opinion of Morton Law LLP relating to the common shares issuable pursuant to the Sales Agreement is filed as Exhibit 5.1 to this Quarterly Report. This disclosure pursuant to Item 5. does not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of common shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 6. Exhibits

Exhibit	Description
1.1*
Controlled Equity OfferingSM Sales Agreement, dated August 13, 2026, by and among enCore Energy Corp., Cantor Fitzgerald Canada Corporation, Cantor Fitzgerald & Co., RBC Capital Markets, LLC, RBC Dominion Securities Inc., B. Riley Securities, Inc. and Jett Capital Advisors, LLC

5.1*	Opinion of Morton Law LLP
23.1*	Consent of Morton Law LLP (included in Exhibit 5.1)
31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the U.S. Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the U.S. Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File (formatted as iXBRL)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

enCore Energy Corp
(Registrant)

Dated: August 13, 2026                    By:    /s/ Richard Little
Richard Little
Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2026                    By:     /s/ Kevin Kremke
Kevin Kremke
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)