Form 10-Q
period 2026-09-30
enCore Energy Corp.
filed 2026-11-12
CIK 1500881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2026
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.
 Commission File Number: 001-41489
ENCORE ENERGY CORP.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
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

As of November 9, 2026, there were 195,668,102 shares of the registrant’s no par value common shares, the registrant’s only outstanding class of voting securities, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) and information incorporated by reference herein, contains forward-looking statements and forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation that are subject to risks and uncertainties. Forward-looking statements and information can generally be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” “plans,” “maintains,” “projects,” and similar terminology or variations (including negative variations) of such words and phrases or statements. Forward-looking statements and information are not historical facts, are made as of the date of this Quarterly Report, and include, but are not limited to, statements regarding discussions of results from operations (including, without limitation, statements about the Company’s opportunities, strategies, competition, expected activities, revenues from existing contracts and expenditures, including its sales strategy providing a base level of projected income as the Company pursues its business plan, the adequacy of the Company’s available cash resources and other statements about future events or results), performance (both operational and financial), including operational expansion and exploration and expected wellfield capacities, statements regarding expected annualized cost savings, statements regarding the ability to meet expectations regarding the continuation of delineation drilling adjacent to existing wellfields, future business plans and opportunities and statements as to management’s expectations with respect to, among other things, the activities contemplated in this Quarterly Report.

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

●	assumptions regarding the timing and use of our cash resources;

●	our ability to, and the means by which the Company can, raise additional capital to advance other exploration and evaluation objectives;
●	our operations and key suppliers of essential services;
●	the availability of our employees, contractors and subcontractors to continue operations;
●	our ability to obtain all necessary regulatory approvals, permits and licenses for our planned activities under governmental and other applicable regulatory regimes;
●	our expectations regarding the demand for and supply of uranium, the outlook for long-term contracting, changes in regulations, public perception of nuclear power, and the construction of new and ongoing operation of existing nuclear power plants;
●	our expectations regarding spot and long-term prices and realized prices for uranium;
●	our expectations that our holdings of physical uranium will be helpful in securing project financing and/or in securing long-term uranium supply agreements in the future;
●	our expectations regarding tax rates, currency exchange rates, and interest rates;
●	our decommissioning and reclamation obligations and the status and ongoing maintenance of agreements with third parties with respect thereto;
●	our mineral resource estimates, and the assumptions upon which they are based;
●	our, and our contractors’, ability to comply with current and future environmental, safety and other regulatory requirements and to obtain and maintain required regulatory approvals; and
●	our operations are not significantly disrupted by political instability, nationalization, terrorism, sabotage, pandemics, social or political activism, breakdown, natural disasters, governmental or political actions, litigation or arbitration proceedings, equipment or infrastructure failure, labor shortages, transportation disruptions or accidents, or other development or exploration risks.

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

●	risks associated with our expansion-by-acquisition strategy;
●	our properties do not contain mineral reserves and some of our properties, projects and facilities may not be economic within a reasonable time period or at all;
●	reliance on key personnel, contractors and experts;
●	conflicts of interest of our directors and officers;
●	risks associated with exploration of, development of, and extraction from mineral properties;
●	our reliance on third-party drilling contractors, including an increased risk of loss, including weather related risks or underutilization of drilling rigs;
●	risks inherent to mineral exploration and extraction;
●	the commercial viability of economic extraction of minerals from uranium deposits;
●	the subjectiveness and uncertainty of estimations of mineral resources;
●	future mineral extraction estimates may not be achieved;
●	estimates of commodity prices used in preliminary economic assessments may never be realized;
●	requirements to obtain or retain key permits to advance or achieve extraction;
●	involvement of external groups, including Native American tribes or non-governmental organizations, in the permitting process;
●	challenges to title of our mineral property interests;
●	our ability to attract, retain, train, motivate, and develop skilled employees;
●	existing competition and geopolitical changes in the competitive landscape;
●	public opinion and perception of nuclear energy;
●	volatility in market prices of uranium;
●	applicable laws, regulations and standards, including environmental protection laws and regulations;
●	our ability to raise equity or obtain debt financing, including obtaining additional financing on acceptable terms when needed;
●	accuracy of extraction, capital and operating cost estimates;
●	ability of novel methods for extraction to yield anticipated results;
●	the need for technical innovation and risk of obsolescence;
●	availability of a public market for uranium, including global demand and supply;
●	changes and uncertainty in United States trade policy, tariff and import/export regulations;
●	risks related to our operations on federal lands, including possible designation of national monuments or withdrawal of permits;
●	risks related to our Alta Mesa joint venture;
●	taxation implications of United States holders if the Company is a passive foreign investment company;
●	potential dilution if we issue additional common shares, no par value (the “common shares”) or securities convertible into common shares;
●	price volatility of our common shares;
●	our expectation to not declare or pay dividends;
●	reliance on information technology systems and cybersecurity risks;
●	the time and resources necessary to comply with corporate governance practices and securities rules and regulations in the United States and Canada;
●	our management’s ability to maintain effective internal controls;
●	our remediation plan and ability to remediate the material weaknesses in our internal controls over financial reporting;
●	potential lack of access to enforcement of civil liabilities against the Company or its directors and officers;
●	our ability to protect our proprietary data, technology and intellectual property;
●	changes in climate conditions; and
●	other risks included under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “Annual Report”).

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

enCore Energy Corp
Consolidated Balance Sheets

(in thousands, except share amounts)	September 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$5,063	$52,403
Accounts receivable	-	4,944
Prepaid expenses and other current assets	12,666	3,559
Marketable securities	33,569	43,591
Inventory, net	6,400	5,317
Total current assets	57,698	109,814

Mineral rights and properties, net	262,217	265,834
Property, plant and equipment, net	42,810	41,160
Intangible assets, net	1,243	1,465
Restricted cash	9,802	8,388
Right of use assets - operating lease	2,820	3,083
Other long-term assets	549	678
Total assets	$377,139	$430,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$9,034	$12,434
Accounts payable - related parties	1,014	1,060
Operating lease liabilities, current	371	186
Total current liabilities	10,419	13,680

Deferred tax liabilities	25,578	26,384
Asset retirement obligations	20,002	18,915
Convertible senior notes	110,700	109,986
Operating lease liabilities, non-current	2,766	3,077
Total liabilities	169,465	172,042
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock: 194,302,228 and 187,354,424 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	401,544	382,842
Additional paid-in-capital	63,069	56,733
Accumulated deficit	(277,685)	(207,704)
Accumulated other comprehensive income (loss)	(536)	(2,626)
Total stockholders' equity	186,392	229,245
Non-controlling interests	21,282	29,135
Total equity	207,674	258,380
Total liabilities and stockholders' equity	$377,139	$430,422
See accompanying notes to the unaudited consolidated financial statements.

enCore Energy Corp
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenue	$16,692	$8,876	$50,689	$30,780
Cost of sales	17,443	4,985	54,080	25,781
Gross profit (loss)	(751)	3,891	(3,391)	4,999
Operating costs:
Mineral property expenditures	6,995	4,328	26,865	18,263
General and administrative	12,916	11,878	36,888	30,000
Depreciation, amortization and accretion	1,486	1,248	4,404	3,573
Gain on sale of mineral properties	-	-	(34,438)	-
Stock based compensation	1,427	477	6,002	2,106
Total operating costs	22,824	17,931	39,721	53,942

Operating loss	(23,575)	(14,040)	(43,112)	(48,943)

Gain (loss) on marketable securities, realized	(16,973)	62	(10,836)	7,733
Gain (loss) on marketable securities, unrealized	5,724	8,158	(20,194)	1,092
Interest income	126	542	784	1,022
Interest expense	(1,823)	(1,053)	(5,457)	(1,639)
Total other income (expense)	(12,946)	7,709	(35,703)	8,208
Net loss before income taxes	(36,521)	(6,331)	(78,815)	(40,735)
Income tax expense (benefit)	(613)	58	(806)	(124)
Net loss	(35,908)	(6,389)	(78,009)	(40,611)
Less: Net loss attributable to non-controlling interests	(1,971)	(1,627)	(8,028)	(5,280)
Net loss attributable to enCore Energy Corp.	$(33,937)	$(4,762)	(69,981)	(35,331)

Net loss per share basic and diluted	$(0.17)	$(0.03)	$(0.36)	$(0.19)

Weighted average number of shares
Basic and diluted	194,279,207	187,361,185	193,341,887	186,733,931
See accompanying notes to the unaudited consolidated financial statements.

enCore Energy Corp
Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(35,908)	$(6,389)	$(78,009)	(40,611)

Foreign currency translation adjustment	(4,106)	(367)	2,090	962
Total other comprehensive gain (loss), (net of tax)	(4,106)	(367)	2,090	962
Comprehensive loss	(40,014)	(6,756)	(75,919)	(39,649)
Comprehensive loss attributable to non-controlling interests	(1,971)	(1,627)	(8,028)	(5,280)
Comprehensive loss attributable to enCore Energy Corp.	$(38,043)	$(5,129)	$(67,891)	$(34,369)
See accompanying notes to the unaudited consolidated financial statements.

enCore Energy Corp
Consolidated Statements of Cash Flow (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025

OPERATING ACTIVITIES
Net loss	$(78,009)	$(40,611)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization, depreciation and accretion	4,404	3,579
Amortization of debt issuance costs	714	115
Depletion	1,600	3,490
Stock based compensation	6,002	2,106
Inventory impairment charge	311	155
Gain on sale of mineral properties	(34,438)	-
Exploration costs related to mineral properties	21,307	8,655
Unrealized (gain) loss on marketable securities	20,194	(1,092)
Deferred tax liability	(806)	(124)
Realized gain on marketable securities	(6,330)	(7,733)
Realized loss on distribution of Verdera shares	17,166	-

Changes in operating assets and liabilities:
Accounts receivable	4,944	-
Prepaids and deposits	2,768	6,676
Inventories	(2,242)	9,774
Accounts payable and accrued liabilities	(4,600)	295
Asset retirement obligations	(451)	(117)
Due to related parties	83	(23,095)
Net cash used in operating activities	$(47,383)	$(37,927)

INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(3,165)	(14,214)
Purchase of intangible assets	-	(1,000)
Exploration costs related to mineral properties	(21,307)	(8,655)
Purchase of marketable securities	(13,785)	(5,441)
Proceeds from sale of marketable securities	21,044	15,594
Net cash used in investing activities	$(17,213)	$(13,716)

FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes	-	115,000
Payments of debt issuance costs	-	(5,800)
Proceeds from exercise of warrants	17,798	236
Proceeds from exercise of stock options	149	784
Payment of capped call premiums	-	(11,549)
Contributions from non-controlling interest	-	5,625
Net cash provided by financing activities	$17,947	$104,296
Net (decrease) increase in cash, cash equivalents and restricted cash	(46,649)	52,653
Foreign exchange difference on cash, cash equivalents and restricted cash	723	216

enCore Energy Corp
Consolidated Statements of Cash Flow (Unaudited) (continued)

Cash, cash equivalents and restricted cash, beginning of period	60,791	47,452
Cash, cash equivalents and restricted cash, end of period	$14,865	$100,321

See accompanying notes to the unaudited consolidated financial statements.

enCore Energy Corp
Consolidated Statements of Cash Flow (Unaudited) (continued)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosures:
Cash paid for interest	$6,202	$2,328
Non-cash activities:
Property, plant, and equipment additions included in accounts payable and accrued liabilities	1,337	1,427
Mineral property depletion costs capitalized into inventory during the period	885	7,682
Investments obtained as part of sale of mineral property	36,530	-
Inventory distributions to non-controlling interest	2,227	4,244
Shares issued for settlement of restricted stock units	361	-
Contributions receivable from non-controlling interest	2,402	-
Fair value of Verdera shares distributed to shareholders	8,384	-
Cash call contribution receivable included in prepaid expenses and other current assets	9,473	-
See accompanying notes to unaudited consolidated financial statements.

enCore Energy Corp
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid- in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(in thousands, except share amounts)	Shares	Amount
Balance at January 1, 2026	187,354,424	$382,842	$56,733	$(207,704)	$(2,626)	$29,135	$258,380
Net income (loss)	-	-	-	5,404	-	(2,891)	2,513
Cash contributions from non-controlling interest	-	-	-	-	-	1,756	1,756
Inventory transfers to non-controlling interest	-	-	-	-	-	(1,579)	(1,579)
Shares issued for exercise of warrants	6,786,495	26,465	(8,667)	-	-	-	17,798
Shares issued for exercise of stock options	75,234	260	(111)	-	-	-	149
Share-based compensation	-	-	2,374	-	-	-	2,374
Cumulative translation adjustment	-	-	-	-	(191)	-	(191)
Balance at March 31, 2026	194,216,153	$409,567	$50,329	$(202,300)	$(2,817)	$26,421	$281,200
Net loss	-	-	-	(41,448)	-	(3,166)	(44,614)
Cash contributions from non-controlling interest	-	-	-	-	-	646	646
Inventory transfer to non-controlling interest	-	-	-	-	-	(648)	(648)
Shares issued for restricted stock units	34,446	58	(58)	-	-	-	-
Share-based compensation	-	-	2,201	-	-	-	2,201
Cumulative translation adjustment	-	-	-	-	6,387	-	6,387
Balance at June 30, 2026	194,250,599	$409,625	$52,472	$(243,748)	$3,570	$23,253	$245,172
Net loss				(33,937)		(1,971)	(35,908)
Shares issued for restricted stock units	51,629	303	(303)	-	-	-	-
Share-based compensation	-	-	1,427	-	-	-	1,427
Distribution of Verdera shares to shareholders	-	(8,384)	-	-	-	-	(8,384)
Cash call contribution receivable	-	-	9,473	-	-	-	9,473
Cumulative translation adjustment	-	-	-	-	(4,106)	-	(4,106)
Balance at September 30, 2026	194,302,228	$401,544	$63,069	$(277,685)	$(536)	$21,282	$207,674

enCore Energy Corp
Consolidated Statements of Stockholders’ Equity (Unaudited)

Balance at January 1, 2025	186,114,948	$380,325	$59,856	$(150,848)	$(3,597)	$32,806	$318,542
Net loss	-	-	-	(24,243)	-	(1,144)	(25,387)
Contributions from non-controlling interest	-	-	5,045	-	-	1,457	6,502
Inventory transfers to non-controlling interest	-	-	-	-	-	(1,053)	(1,053)
Shares issued for exercise of warrants	90,000	302	(66)	-	-	-	236
Shares issued for exercise of stock options	181,333	241	(100)	-	-	-	141
Share-based compensation	-	-	878	-	-	-	878
Cumulative translation adjustment	-	-	-	-	65	-	65
Balance at March 31, 2025	186,386,281	$380,868	$65,613	$(175,091)	$(3,532)	$32,066	$299,924
Net loss	-	-	-	(6,326)	-	(2,509)	(8,835)
Cash contributions from non-controlling interest	-	-	580	-	-	2,193	2,773
Inventory transfers to non-controlling interest	-	-	-	-	-	(1,507)	(1,507)
Shares issued for exercise of stock options	672,043	993	(444)	-	-	-	549
Share-based compensation	-	-	751	-	-	-	751
Cumulative translation adjustment	-	-	-	-	1,264	-	1,264
Balance at June 30, 2025	187,058,324	$381,861	$66,500	$(181,417)	$(2,268)	$30,243	$294,919
Net loss	-	-	-	(4,762)	-	(1,627)	(6,389)
Contributions from non-controlling interest	-	-	-	-	-	2,255	2,255
Inventory transfers to non-controlling interest	-	-	-	-	-	(1,684)	(1,684)
Shares issued for exercise of stock options	46,210	148	(54)	-	-	-	94
Share-based compensation	-	-	477	-	-	-	477
Capped calls	-	-	(11,549)	-	-	-	(11,549)
Cumulative translation adjustment	-	-	-	-	(367)	-	(367)
Balance at September 30, 2025	187,104,534	$382,009	$55,374	$(186,179)	$(2,635)	$29,187	$277,756
See accompanying notes to the unaudited cons

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
olidated financial statements.

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

2.Summary of Significant Accounting Policies
Basis of Presentation
These unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC applicable to interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto and the summary of significant accounting policies included in the Company’s Annual Report for the year ended December 31, 2025, which was filed with the SEC on March 31, 2026.

The Company has prepared its consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for all periods presented.

In management’s opinion, the consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2026.

These financial statements are presented in thousands of United States Dollars (“USD”) unless otherwise noted. There are certain disclosures where the Company discloses the amount in Canadian Dollars (“CAD”) if this is the currency in which the instrument is denominated.

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
The Company applies the optional exemption not to disclose the remaining transaction price that is variable and allocated to wholly unsatisfied future quantities. The Company expects to recognize revenue related to fixed and unconstrained variable consideration of $215,314 through December 31, 2029, and $144,546 thereafter under the non-cancelable portion of these contracts.
Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The Company evaluates its estimate of expected credit losses based on historical experience and current and forecasted future economic conditions for each portfolio of customers. As of September 30, 2026 and December 31, 2025, the Company did not have an allowance for expected credit losses for trade accounts receivable. As of September 30, 2026, the Company had no receivables from contracts with customers. As of December 31, 2025, the Company had $4,944 of receivables from contracts with customers.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
Recently Adopted and Issued Accounting Standards

Recently Issued Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024‑03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220‑40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose, in the notes to the financial statements, disaggregated information about certain expense categories included within income statement captions, without changing the presentation of the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU. However, we expect this ASU to have no impact to our results of operations, cash flows and financial condition.

In December 2025, the FASB issued Accounting Standards Update ASU 2025‑12, Codification Improvements (Issue 4 - Calculation of Earnings per Share When a Loss from Continuing Operations Exists). This ASU clarifies the application of earnings per share (“EPS”) guidance when an entity reports a loss from continuing operations, including the interaction between basic and diluted EPS calculations in such circumstances. The amendments are intended to reduce diversity in practice without changing the underlying economics of EPS presentation. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU.

3.Inventory, Net
Costs of inventory consisted of the following:

	September 30, 2026	December 31, 2025
Purchased uranium inventories	$2,963	$-
Raw uranium	1,470	3,558
Uranium concentrates from extraction	1,867	1,647
Materials and supplies	100	112
Total	$6,400	$5,317

In order to measure inventory at the lower of cost and net realizable value, the Company recognized no impairment losses related to purchased uranium for the three months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026 and 2025, the Company recognized impairment losses related to purchased uranium in the amount of $311 and $155, respectively. These losses are recorded in cost of sales in the Company’s unaudited consolidated statements of operations.

The Company recognized no depletion in cost of sales for the three months ended September 30, 2026 and $1,600 for the nine months ended September 30, 2026, for capitalized costs related to mineral properties that were depleted to inventory using the units-of-production method and then sold during the period. The Company recognized depletion in cost of sales of $1,781 and $3,490 for the three and nine months ended September 30, 2025, respectively, for capitalized costs related to mineral properties that were depleted to inventory using the units-of-production method and then sold during the period.

4.Investments in Equity and Marketable Securities
The Company records both marketable securities and equity method investments at fair value. The Company has classified these investments on the Company’s unaudited consolidated balance sheets as marketable securities.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
The following table summarizes the changes in fair value of the Company’s investment in equity securities as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Balance, beginning of period	$43,591	$24,883
Investment obtained as part of sale of mineral property (Verdera)	36,530	-
Investment in publicly traded companies (Non-Verdera)	13,785	34,396
Divestment of publicly traded companies	(14,714)	(11,151)
Fair value of Verdera shares distributed	(8,384)	-
Realized loss on distribution of shares	(17,166)	-
Fair value loss on marketable securities (unrealized)	(20,194)	(5,681)
Foreign exchange gain (loss) translation	121	1,144
Balance, end of period	$33,569	$43,591
During the three months ended September 30, 2026, the Company distributed Verdera Energy Corp. (“Verdera”) shares to its shareholders. The shares distributed had an allocated cost basis of $25,550 and a fair value of $8,384 at the date of distribution, resulting in a non-cash realized loss on distribution of $17,166 for both the three and nine months ended September 30, 2026.

The Company recognized realized gains on marketable securities sold of $193 and $62 for the three months ended September 30, 2026 and 2025, respectively, and $6,330 and $7,733 for the nine months ended September 30, 2026 and 2025, respectively.

The Company recorded unrealized gains on marketable securities of $5,724 and $8,158 for the three months ended September 30, 2026 and 2025, respectively. The Company recorded an unrealized loss on marketable securities for the nine months ended September 30, 2026 of $20,194 and an unrealized gain of $1,092 for the same period in 2025.
5.Intangible Assets, Net
Intangible assets consist of the following as of September 30, 2026 and December 31, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2026
Definite-lived: Data access agreement	$254	$141	$113
Indefinite-lived: Data purchases	1,130	-	1,130
	$1,384	$141	$1,243

December 31, 2025
Definite-lived: Data access agreement	$263	$132	$131
Indefinite-lived: Data purchases	1,334	-	1,334
	$1,597	$132	$1,465
Aggregate intangible asset amortization expense was $5 and $8 for the three months ended September 30, 2026 and 2025, respectively. Aggregate intangible asset amortization expense was $14 and $18 for the nine months ended September 30, 2026 and 2025, respectively. These amounts are recorded in depreciation, amortization and accretion expense in the unaudited consolidated statements of operations.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
Estimated future intangible asset amortization expense based upon the carrying value as of September 30, 2026 is as follows:

	Remainder of 2026	2027	2028	2029	2030	2031	Thereafter	Total
Amortization expense	$5	$18	$18	$18	$18	$18	$18	$113
6.Property, Plant & Equipment, Net
Property, plant and equipment, net consists of the following:

	September 30, 2026	December 31, 2025
Uranium plants	$12,196	$12,196
Other property and equipment	25,212	23,420
Construction in progress	16,066	13,356
Total property, plant and equipment	53,474	48,972
Less: Accumulated depreciation	(10,664)	(7,812)
Total property, plant and equipment, net	$42,810	$41,160
Aggregate depreciation expense was $969 and $787 for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the aggregate depreciation expense was $2,852 and $2,188, respectively. These amounts are included in depreciation, amortization and accretion in the unaudited consolidated statements of operations.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
7.Mineral Rights and Properties
As of September 30, 2026, we had mineral rights in the states of Texas, Wyoming, South Dakota, Colorado, Arizona and New Mexico. These mineral rights were acquired through asset acquisitions, lease agreements or option agreements. As of September 30, 2026 and 2025, annual maintenance payments of approximately $2,192 and $2,016, respectively, were required to maintain these mineral rights.
As of September 30, 2026, the activity of these mineral rights and properties was as follows:

Amount
Balance, December 31, 2025	$265,834
Depletion capitalized into inventory	(1,726)
Divestments	(1,891)
Balance, September 30, 2026	$262,217
The Company recognized depletion of $116 and $1,726 that was capitalized to inventory during the three and nine months ended September 30, 2026, respectively, utilizing the units-of-production method. Of this amount, $378 was included in distributions to non-controlling interest and $885 was capitalized into ending inventory as of September 30, 2026.
Texas

Alta Mesa Project

The Alta Mesa Project is located in Brooks County, Texas. In February 2024, the Company completed several transactions under a master transaction agreement with Boss Energy. The completion of these transactions resulted in the Company holding a 70% interest in the project while also remaining as the project manager. Boss Energy holds a 30% interest in the project. As of September 30, 2026, $109,380 was capitalized as Mineral rights and property on the Company’s unaudited consolidated balance sheets. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information on all of our Texas projects.

Wyoming

Gas Hills

The Company owns a 100% interest in the Gas Hills Project located in the historic Gas Hills Uranium District 45 miles east of Riverton, Wyoming, in Fremont County. The Gas Hills Project consists of approximately 1,280 surface acres and 12,960 net mineral acres of unpatented lode claims, a State of Wyoming mineral lease, and private mineral leases, within a brownfield site which has experienced extensive development including extraction and mill site production. For a more detailed discussion of the Gas Hills Project, see the subsection titled “Our Mineral Properties,” in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, below for more information about this project.

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

On September 2, 2025, the Company announced that Dewey Burdock had been approved for inclusion in the FAST-41 Program by the U.S. Federal Permitting Improvement Steering Council (“Permitting Council”). This is a component of the implementation of President Trump’s Executive Order on Immediate Measures to Increase American Mineral Production. The Dewey Burdock Project received its Source and Byproduct Materials License in 2014, from the NRC. The Company will work with the NRC as the lead agency for federal permitting with an objective to advance the Project into development and operation utilizing the ISR uranium extraction process. Under the Executive Order, the Permitting Council identifies priority infrastructure and critical mineral projects to receive accelerated permitting review. The addition of the first South Dakota ISR project supports the U.S. focus on domestic-sourced uranium production. This focus enables the development of essential clean energy, extracted through environmentally responsible ISR technology, to provide affordable, reliable domestic energy. In June of 2026, the Bureau of Land Management approved the Dewey Burdock Project, authorizing the commencement of infrastructure construction. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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
New Mexico

McKinley, Crownpoint and Hosta Butte

In April 2025, the Company executed a definitive sale and purchase agreement to sell certain mineral rights and properties that were classified as held for sale and owned by NM Energy Holding Canada Corp. (“NM Energy Canada”), an enCore subsidiary (the “Verdera Transaction”) that held the Crownpoint and Hosta Butte projects located in McKinley County, New Mexico, to Verdera pursuant to a share purchase agreement, dated March 17, 2025 (the “Share Purchase Agreement”). As a result of the Verdera Transaction, the Company received 50,000,000 Preferred Shares of Verdera. The Preferred Shares provided voting rights related to approval of a “Going Public Transaction”, which resulted in the common shares of Verdera being listed on a Canadian stock exchange and concurrent registration under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
On February 20, 2026, Verdera announced that POCML 7 Inc., acquired all issued and outstanding common shares of Verdera, and as a result of such transaction the resulting issuer was renamed Verdera Energy Corp. (“Resulting Verdera”) and listed on the TSX-V, which the parties agreed satisfied the Going Public Transaction requirement pursuant to the Share Purchase Agreement while continuing to require Resulting Verdera to register its common shares under the Exchange Act. The initial public offering resulted in the conversion of 15,000,000 Preferred Shares to common shares of Resulting Verdera that the Company was issued as part of the Share Purchase Agreement. As a result of the transaction, the Going Public Transaction in the Verdera Transaction was satisfied, and the Verdera Transaction was accounted for as a sale, resulting in the de-recognition of the NM

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
Energy Canada assets and liabilities and recognition of the consideration received and any resulting gain or loss. On September 30, 2026, the Company converted the remaining 35,000,000 Preferred Shares into common shares of Resulting Verdera and distributed of such shares to the Company’s shareholders as of September 25, 2026. Refer to Note 13. Stockholders’ Equity.

In the first quarter of 2026, as a result of the Verdera Transaction, the Company derecognized the $1,891 and $200 carrying values of NM Energy Canada’s mineral properties and intangible assets, respectively, and recognized consideration consisting of equity interests in Verdera, which the Company has elected to measure at fair value under the fair value option, with subsequent changes in fair value recognized in earnings.The fair value of the equity interests received as of February 20, 2026, was $36,530, which is included in marketable securities – current on the unaudited consolidated balance sheets, with changes in fair value being recognized in gain (loss) on marketable securities, unrealized in the unaudited consolidated statements of operations. Refer to Note 4. Investments in Equity and Marketable Securities. During the nine months ended September 30, 2026, the Company recognized a gain on sale of $34,438, which is included in gain on sale of mineral properties in the unaudited consolidated statements of operations.

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
The table below is a summary of the activity related to the non-controlling interest from December 31, 2025 through September 30, 2026.

Amount
Balance at December 31, 2025	$29,135
Net loss for the period attributable to non-controlling interest	(8,028)
Inventory transfers to non-controlling interest	(2,227)
Contributions from non-controlling interest	2,402
Balance at September 30, 2026	$21,282
9.Asset Retirement Obligations and Restricted Cash
The asset retirement obligations continuity summary is as follows:

Amount
Balance, December 31, 2025	$18,915
Accretion	1,538
Settlement	(451)
Balance, September 30, 2026	$20,002
As of September 30, 2026 and December 31, 2025, the undiscounted cash flows related to asset retirement obligations totaled $26,176 and $26,443, respectively.
As of September 30, 2026 and December 31, 2025, the Company deposited $9,802 and $8,388, respectively, for collateralization of its performance obligations (performance bonds) with an unrelated third party. These funds are not available for the payment of general corporate obligations. The performance bonds are required for future restoration and reclamation obligations related to the Company’s operations. These funds are categorized as restricted cash on the Company’s unaudited consolidated balance sheets.

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
The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 and principally alleges that the defendants failed to disclose that: (1) enCore lacked effective internal controls over financial reporting; (2) enCore could not capitalize certain exploratory and development costs under U.S. GAAP; and (3) as a result, the Company’s net losses would materially increase. The foregoing omissions allegedly made defendants’ positive public statements about Company’s business, operations, and prospects materially false or misleading and artificially inflated the Company’s share price during the class period. The litigation seeks damages and costs. Management believes that this litigation is preliminary in nature, and the Company believes that an adverse outcome is not probable or estimable at this time.
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
Mineral Property Commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually. As of September 30, 2026, annual maintenance payments of approximately $2,192 are required to maintain these mineral rights.
Sales Contracts
The Company’s sales commitments, for all sales contracts, are presented in pounds (in thousands) below.

Year	Volume (in pounds)
Remainder of 2026	75
2027	1,020
2028	1,300
2029	1,700
2030	1,400
Thereafter	2,500
Total	7,995

Reclamation Bonds
The Company has indemnified third-party companies to provide reclamation bonds as collateral for the Company’s Asset Retirement Obligation (“ARO”). The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of September 30, 2026, and

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
December 31, 2025, the Company had $9,802 and $8,388, respectively, posted as collateral against an undiscounted ARO of $26,176 and $26,443, respectively.

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
As of September 30, 2026, the Company did not have any material leases that had not yet commenced. Operating lease cost was $149 and $35 for the three months ended September 30, 2026 and 2025, respectively. Operating lease cost was $445 and $144 for the nine months ended September 30, 2026 and 2025, respectively. These costs were included in general and administrative expenses on the Company’s unaudited consolidated statements of operations.
The following table represents the weighted-average remaining lease term and discount rate:

	September 30, 2026	December 31, 2025
Operating Leases:
Weighted-average remaining lease term (in years)	8.66	9.50
Weighted-average discount rate	7.0%	7.0%

As of September 30, 2026, future minimum lease payments for the Company’s operating lease liabilities are as follows:

Year ending,	Amount
Remainder of 2026	$144
2027	582
2028	511
2029	376
2030	382
Thereafter	2,224
Total future lease payments	4,219
Less: imputed interest	(1,082)
Present value of lease liabilities	$3,137

As of September 30, 2026 and December 31, 2025, the following balances related to the Company’s operating leases are recorded in the unaudited consolidated balance sheets:

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

	September 30, 2026	December 31, 2025
Right of use asset	2,820	3,083
Lease liability, current	371	186
Lease liability, non-current	2,766	3,077

Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for operating leases	145	47	298	157
Supplemental disclosure of non-cash leasing activities:
Right-of-use-assets obtained in exchange for new operating lease liabilities	-	286	108	286

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
The Company’s investments include certain investments accounted for at fair value consisting of warrants that are valued using the Black-Scholes option model based on observable inputs and as such are classified within Level 2 of the hierarchy. The warrant asset is included in marketable securities on the unaudited consolidated balance sheets.

The Company’s Convertible Senior Notes debt component was fair valued utilizing a 6.6% discount rate, which is the Company’s estimate of the market discount rate for this arrangement. This is classified within Level 2 of the hierarchy.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

	Level 1	Level 2	Level 3	Total
September 30, 2026
Assets:
Marketable securities, current and non-current	$33,500	$-	$-	$33,500
Warrant asset	-	69	-	69
Total assets	$33,500	$69	$-	$33,569
Liabilities:
Convertible debt, non-current	-	110,700	-	110,700
Total liabilities	$-	$110,700	$-	$110,700

	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets:
Marketable securities, current and non-current	$43,460	$-	$-	$43,460
Warrant asset	-	131	-	131
Total assets	$43,460	$131	$-	$43,591
Liabilities:
Convertible debt, non-current	-	109,986	-	109,986
Total liabilities	$-	$109,986	$-	$109,986

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
Sales of our common shares in the United States, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act, and sales of our common shares in Canada, if any, may be made in transactions that are deemed to be an “at-the-market distribution” under National Instrument 44-102 - Shelf Distributions.
There were no sales of common shares under the Sales Agreement during the three months ended September 30, 2026.
During the three months ended September 30, 2026, the Company distributed 34,970,668 common shares of Verdera to its shareholders with a fair value of $8,384 as of September 30, 2026. The non-cash distribution was structured as a return of capital and recorded as a reduction to common stock.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
Additionally, during the three months ended September 30, 2026, the Company issued 51,629 common shares upon the settlement of restricted stock units ("RSUs"). In connection with the settlement of the RSUs, the Company reclassified $303 from additional paid-in capital to common stock.

During the three months ended September 30, 2025, the Company issued:
i)46,210 common shares on the exercise of stock options, for gross proceeds of $94. In connection with the stock options exercised, the Company reclassified $54 from additional paid-in-capital to common shares.
ii)The Company entered into four base capped call transactions with each of Deutsche Bank AG, London Branch, Nomura Global Financial Products Inc., Truist Bank and UBS AG, London Branch (together, the “Option Counterparties”), (together, the “Base Capped Call Transactions”). The Company also entered into an additional four capped call transactions with the Option Counterparties (together, the “Additional Capped Call Transactions” and, together with the Base Capped Call Transactions, the “Capped Call Transactions” or the “2030 Capped Calls”). The 2030 Capped Calls are generally intended to reduce or offset the potential economic dilution to the common shares upon conversion of the Company’s 5.5% Convertible Senior Notes due 2030 (the “Convertible Senior Notes”). As the 2030 Capped Calls are considered indexed to the Company’s own equity and are equity classified, they are recorded in shareholders’ equity and are not accounted for as a derivative. The costs of $11,549 incurred in connection with the 2030 Capped Calls were recorded as a reduction to additional paid-in capital. The Capped Call Transactions are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.
During the nine months ended September 30, 2026, the Company issued:
i)86,075 common shares upon the settlement of RSUs. In connection with the settlement of the RSUs, the Company reclassified $361 from additional paid-in capital to common stock.
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
ii)899,586 common shares on the exercise of stock options, for gross proceeds of $784. In connection with the stock options exercised, the Company reclassified $598 from additional paid-in-capital to common shares.
iii)The Company entered into the Capped Call Transactions on August 20 and August 22, 2025. The 2030 Capped Calls are generally intended to reduce or offset the potential economic dilution to the common shares. As the 2030 Capped Calls are considered indexed to the Company’s own equity and are equity classified, they are recorded in shareholders’ equity and are not accounted for as a derivative. The costs of $11,549 incurred in connection with the 2030 Capped Calls were recorded as a reduction to additional paid-in capital. The Capped Call Transactions are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.

Share Purchase Warrants

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)
A summary of the status of the Company’s warrants as of September 30, 2026, and changes during the nine months ended are as follows:

	Number of Warrants	Weighted Average Exercise Price (CAD)
Outstanding, December 31, 2025	19,741,640	C$3.81
Exercised	(10,177,402)	3.86
Expired	(9,564,238)	3.76
Outstanding, September 30, 2026	-	C$–
As of September 30, 2026, there were no share purchase warrants outstanding.

14.Share-Based Compensation
Options
During the three months ended September 30, 2026 and 2025, the Company recognized stock option expense of $362 and $461, respectively, for the vested portion of the stock options. During the nine months ended September 30, 2026 and 2025, the Company recognized stock option expense of $1,319 and $2,090, respectively, for the vested portion of the stock options.
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
Activity of outstanding stock options under the Stock Option Plan for the nine months ended September 30, 2026 are as follows:

	Number of stock options	Weighted average exercise price (CAD)
Balance, December 31, 2025	5,835,459	C$4.37
Exercisable, December 31, 2025	5,359,459	C$4.25
Exercised	(75,234)	2.71
Forfeited/expired	(784,959)	5.09
Balance, September 30, 2026	4,975,266	C$4.28
Exercisable, September 30, 2026	4,975,266	C$4.28

As of September 30, 2026, stock options under the Stock Option Plan outstanding and exercisable were as follows:

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

		Options Outstanding		Options Exercisable
		September 30, 2026		September 30, 2026
Option price per share (CAD)	Options #	Weighted average remaining life (years)	Weighted average exercise price (CAD)	Options #	Weighted average exercise price (CAD)
C$2.40 - 3.79	1,649,433	0.49	C$2.96	1,649,433	C$2.96
C$4.20 - 5.76	3,325,833	1.01	C$4.93	3,325,833	C$4.93
	4,975,266	1.50	C$4.28	4,975,266	C$4.28

As of September 30, 2026, the aggregate intrinsic value of all outstanding stock options granted and vested under the Stock Option Plan was $0. As of September 30, 2026, the unrecognized compensation cost related to unvested stock options under the Stock Option Plan was $0.
A summary of the Company’s unvested stock option activity under the Stock Option Plan for the nine months ended September 30, 2026 is as follows:

	Number of stock options	Weighted Average Grant Date Fair Value (CAD)
Balance, December 31, 2025	476,000	C$2.79
Vested	(465,750)	2.79
Forfeited	(10,250)	2.71
Balance, September 30, 2026	-	C$-
There were no stock options granted under the Stock Option Plan during the nine months ended September 30, 2026.
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
Activity of outstanding stock options under the LTIP for the nine months ended September 30, 2026 is as follows:

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

	Number of stock options	Weighted average exercise price (USD)
Balance, December 31, 2025	1,060,000	$3.21
Granted	731,351	1.63
Forfeited/expired	(143,750)	3.15
Balance, September 30, 2026	1,647,601	$2.51
Exercisable, September 30, 2026	558,750	$2.07

As of September 30, 2026, stock options outstanding and exercisable under the LTIP were as follows:

		Options Outstanding		Options Exercisable
		September 30, 2026		September 30, 2026
Option price per share	Options #	Weighted average remaining life (years)	Weighted average exercise price (USD)	Options #	Weighted average exercise price (USD)
$1.13 - $3.47	1,647,601	5.43	$2.51	558,750	$2.07
	1,647,601	5.43	$2.51	558,750	$2.07
A summary of the Company’s unvested stock option activity under the LTIP is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (USD)
Balance, December 31, 2025	1,060,000	$3.21
Granted	731,351	1.63
Vested	(558,750)	2.07
Forfeited	(143,750)	$3.15
Balance, September 30, 2026	1,088,851	$2.74
As of September 30, 2026, the aggregate intrinsic value of all outstanding stock options granted and vested under the LTIP was $0. As of September 30, 2026, the unrecognized compensation cost related to unvested stock options under the LTIP was $923, which is expected to be recognized over a weighted average period of 1.30 years.

During the three and nine months ended September 30, 2026, the Company granted 401,351 and 731,351 stock options, respectively, under the LTIP. A fair value of $1,189 was calculated for these options as measured at the grant date using the Black-Scholes option pricing model during the nine months ended September 30, 2026. The weighted average assumptions used in calculating the fair values as of September 30, 2026 are as follows:

September 30, 2026
Exercise price	$1.63
Share price	$1.63
Risk-free rate	4.10%
Expected life (in years)	4.45
Expected volatility	79.32%

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

Expected dividend yield	0.00%
Weighted average fair value	$1.03

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

During the three and nine months ended September 30, 2026, the Company granted 1,357,140 and 1,489,140 RSUs, respectively, to officers and directors under its LTIP. The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2026:

	Number of RSUs	Weighted Average Remaining Vesting Term (years)	Weighted Average Grant Date Fair Value (USD)
Balance, December 31, 2025	3,926,425	2.42	$3.36
Granted	1,489,140	1.77	1.24
Vested	(120,899)	-	3.34
Forfeited	(962,506)	-	3.22
Balance, September 30, 2026	4,332,160	1.48	$2.66

During the three months ended September 30, 2026, 120,899 RSUs vested. No RSUs vested as of September 30, 2025.
The Company recognized compensation expense of $973 and $4,546 during the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, unrecognized compensation cost related to unvested RSUs was $5,708, which is expected to be recognized over a weighted average period of 1.48 years.
Performance Share Units

During the three and nine months ended September 30, 2026, the Company granted 582,132 and 882,132 performance share units (“PSUs”), respectively, to officers and directors under its LTIP. Each PSU represents the right to receive one common share upon vesting. The awards are subject to continued service and achievement of a relative total shareholder return performance condition measured against a peer group of uranium industry companies over a three-year performance period ending December 31, 2028. Payouts range from 0% to 200% of target based on the Company’s performance relative to the peer group.

The following table summarizes the Company’s PSU activity for the nine months ended September 30, 2026:

	Number of PSUs	Weighted Average Remaining Vesting Term (years)	Weighted Average Grant Date Fair Value (USD)
Balance, December 31, 2025	-	-	$-
Granted	882,132	2.49	1.47
Balance, September 30, 2026	882,132	2.25	1.47

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

No PSUs were vested as of September 30, 2026.
The Company recognized $92 and $137 of compensation expense during the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, unrecognized compensation cost related to unvested PSUs was $1,124, which is expected to be recognized over a weighted average period of 2.25 years.
15.Debt
Convertible Senior Notes
On August 22, 2025, the Company issued $115,000 aggregate principal amount of Convertible Senior Notes. The Convertible Senior Notes bear interest at a rate of 5.5%, annually, payable semiannually in arrears, and mature on August 15, 2030.
The net proceeds from the offering of the Convertible Senior Notes were approximately $109,657, after deducting the debt issuance costs. The Company used $11,549 of the net proceeds from the Convertible Senior Notes offering to pay the costs of entering into the capped call transactions (the “Capped Call Transactions”) in connection with the Convertible Senior Notes and approximately $10,573 of the net proceeds from the Convertible Senior Notes offering to repay amounts outstanding under its Uranium Loan Agreement with Boss.
The Convertible Senior Notes were issued pursuant to, and are governed by, an indenture, dated August 22, 2025 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The initial conversion rate for the Convertible Senior Notes was 303.9976 shares per $1,000 principal amount of the Convertible Senior Notes, which represented an initial conversion price of approximately $3.29 per common share, subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture. Upon conversion, the Company will pay or deliver, as applicable, cash, common shares or a combination of cash and common shares. As a result of the distribution of Verdera shares to shareholders, the conversion rate was adjusted to 317.2209 shares per $1,000 principal amount of the Convertible Senior Notes, which represents a conversion price of approximately $3.15 per common share, and is subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture.
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

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

September 30, 2026
Convertible Senior Notes due 2030	$115,000
Less: Unamortized debt issuance costs	(4,300)
Long-term debt	$110,700

The effective interest rate of the Convertible Senior Notes was 6.6%, which includes the amortization of debt issuance costs. For the three and nine months ended September 30, 2026, the Company recognized interest expense of $1,823 and $5,457, respectively, inclusive of amortization of debt issuance costs of $242 and $714 related to the Convertible Senior Notes.

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

The Capped Calls had an initial strike price of $3.29 per common share and an initial cap price of $4.52 per common share, each subject to customary anti‑dilution adjustments. As a result of the distribution of Verdera shares to shareholders, the Capped Calls strike price was adjusted to $3.15 per common share with a cap price of $4.33 per share.

The Capped Calls are considered indexed to the Company’s own equity and are classified as equity. Accordingly, the Capped Calls are recorded in shareholders’ equity and are not accounted for as derivative instruments. The costs of $12,006 incurred in connection with the Capped Calls were recorded as a reduction to additional paid‑in capital. Of this $12,006, $11,549 was incurred during the nine months ended September 30, 2025 and $457 was incurred during the three months ended December 31, 2025. The Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti‑dilutive under the treasury stock method.
16.Related Party Transactions
Related parties include key management of the Company and any entities controlled by these individuals or their direct family members. Key management personnel consist of directors and senior management including the Executive Chairman, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and General Counsel. Amounts paid to management personnel were immaterial for the nine months ended September 30, 2026 and 2025.

On April 8, 2025, the Company entered into the Verdera Transaction. Upon satisfaction of the Going Public Transaction condition on February 20, 2026, the transaction was accounted for as a sale. On September 30, 2026, the Company distributed 34,970,668 common shares of Verdera to the Company’s shareholders as of September 25, 2026. The Company’s Executive Chairman, the spouse of the Company’s Executive Chairman, and certain directors of the Company serve as officers, members of the board of directors or advisors to Verdera and certain directors and officers of the Company own common shares of Verdera. The Audit Committee of the Board consisting solely of disinterested directors, oversaw the negotiation of the terms of the sale on behalf of the Company. A third-party valuation firm acted as financial advisor to the Audit Committee and provided the Audit Committee with an opinion as to the fairness from a financial point of view to the Company of the Verdera Transaction. The Verdera Transaction was unanimously approved by the Board upon recommendation by the Audit Committee. For more information regarding the Verdera Transaction, see Note 7 – Mineral Rights and Properties.

enCore Energy Corp.
Notes to Consolidated Financial Statements (Unaudited)
(all amounts in thousands, except for shares)

As of September 30, 2026 and December 31, 2025, the following amounts were owed to related parties:

		September 30, 2026	December 31, 2025
5-Spot Corporation	Consulting services	$-	$12
Powerhaus Gruppe Corp	Consulting services	1	27
Officers and Board members	Accrued compensation	1,013	1,021
Total		$1,014	$1,060

17.Income Taxes
As of September 30, 2026, the Company maintained a valuation allowance against certain deferred tax assets. The Company continually reviews the adequacy of the valuation allowance and intends to continue maintaining a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of the allowance. Should the Company’s assessment change in a future period, it may release all or a portion of the valuation allowance, which would result in a deferred tax benefit in the period of adjustment.

For the three months ended September 30, 2026 and 2025, the Company recorded an income tax benefit of $613 and income tax expense of $58, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded an income tax benefits of $806 and $124, respectively. The effective tax rate for the three months ended September 30, 2026 and 2025, was 1.7% and (0.9)%, respectively. The effective tax rate for the nine months ended September 30, 2026 and 2025 was approximately 1.0% and 0.3%, respectively.

The difference between the statutory tax rate of 15% and effective tax rate of 1.7% is primarily attributable to share-based payment awards, the non-taxable portion of capital gains, changes in the valuation allowance, differences between U.S. and Canadian statutory tax rates, other non-taxable or non-deductible items, and income attributable to non-controlling interest.

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

19.Subsequent Events
None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes, which have been prepared in accordance with U.S. GAAP, included elsewhere in this Quarterly Report on Form 10-Q. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report for the year ended December 31, 2025. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated, projected, forecasted or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Quarterly Report. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report and the information under the heading “Risk Factors” in Part I, Item 1A, “Risk Factors” of our Annual Report. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.
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
We are an Exploration Stage Issuer as defined by S-K 1300 as we have not established proven or probable mineral reserves, through the completion of a pre-feasibility or feasibility study for any of our uranium projects, as required by the SEC to be defined as a Development Stage Issuer. Even though we previously commenced extraction of uranium at our Rosita Projects and our Alta Mesa Projects, the Company remains classified as an Exploration Stage Issuer and will continue to remain an Exploration Stage Issuer until such time as proven or probable mineral reserves have been established at one of our uranium projects.

The Company is focused on extracting domestic uranium within the United States. The Company utilizes proven in-situ recovery (“ISR”) technology to extract uranium for use in the generation of reliable, carbon-free nuclear energy. In 2023, the Company commenced uranium extraction in South Texas. The Company’s strategy is to build uranium extraction capacity by developing and placing into operation a series of uranium extraction facilities in South Texas, followed by a future pipeline of exploration projects in South Dakota and Wyoming, becoming a leading supplier of domestic uranium to fuel a growing demand for clean energy generation using nuclear power.

Industry and Market Update

The following selected developments are those management believes may influence the uranium market. These items provide industry context and should not be interpreted as a forecast of uranium prices or the Company’s operating results.

The primary use of uranium is to fuel nuclear power plants for the generation of carbon and emission free electricity. According to the World Nuclear Association (“WNA”), as of September 2026, there were 441 operable nuclear reactors world-wide, which required approximately 179 million pounds of U3O8 annually at full operation. According to data from TradeTech LLC, the world continues to require more uranium than it produces from primary extraction. The gap between demand and primary supply is being filled by stockpiled inventories and secondary supplies, which the Company believes have dwindled significantly in recent years.

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

U.S. Government Policy News

•Centrus Energy Corp. (“Centrus”) has signed a contract with the U.S. Department of Energy (“DOE”) to finalize the terms of a $900 million task order awarded to Centrus this year. The contract calls for Centrus to deploy commercial scale high-assay low-enriched uranium (“HALEU”) production capacity at its American Centrifuge Plant in Piketon, Ohio. It includes options for up to $170 million in HALEU purchases for the DOE. The total contract value, with all options included, is $1.07 billion.

•The U.S. Nuclear Regulatory Commission (“NRC”) has proposed an update to its environmental review process to streamline licensing timeliness while maintaining robust environmental safety standards. On July 8, 2026, the NRC statement described the modernization initiative as “the most comprehensive update to its environmental review regulations in decades.” The new process would expand the use of categorical exclusions for certain actions that the NRC has determined generally do not result in significant environmental impacts in normal circumstances.

•The United States and Saudi Arabia signed a 30-year civilian nuclear cooperation deal establishing a framework for developing the Kingdom’s civilian nuclear energy program. U.S. Secretary of Energy, Chris Wright and Saudi Minister of Energy, His Royal Highness Prince Abdulaziz bin Salman signed the agreement, which is known as a Section 123 agreement, along with a bilateral safeguards agreement. The agreement is intended to facilitate the U.S. and Saudi cooperation in civilian nuclear technology and establish the framework for American participation in Saudi Arabia’s nuclear energy development.
•The DOE announced on July 23, 2026, that it has made conditional commitments to provide HALEU to the National Aeronautics and Space Administration (“NASA”) and Radiant Industries, Inc., (“Radiant”), to meet near-term fuel requirements. The third round of HALEU allocations will support the NASA Space Reactor-1 Freedom mission to Mars and Radiant’s planned deployment of a microreactor to the U.S. Air Force’s Buckley Space Base in Colorado.

•On August 7, 2026, President Trump announced more than $2 billion in critical mineral and mining-related projects aimed at revitalizing the U.S. mining industry, alongside more than $180 million in mining investments to bolster the nation’s mining workforce development. The initiatives are intended to strengthen domestic critical mineral supply chains, reduce reliance on foreign sources, and expand the pipeline for skilled workers for the U.S. mining sector.

U.S. Market News

•New Jersey Governor Mikie Sherrill signed legislation on July 13, 2026, ordering the state’s energy regulators to begin the process of procuring at least one new nuclear power plant to meet rising energy demand over the next decade. The bill, which cleared both state legislative chambers in unanimous votes, directs the New Jersey Board of Public Utilities to solicit expressions of interest to construct nuclear power generation, with a target of bringing 1,100 megawatts of generating capacity to New Jersey electrical supply.

•Urenco USA held a ceremonial groundbreaking on August 18, 2026, for the planned expansion of its National Enrichment Facility in Eunice, New Mexico. The reported $8.0 billion expansion is expected to add approximately 2.1 million separative work units of annual enrichment capacity through 24 centrifuge cascades. Initial cascades are planned to begin production in 2032, with additional installations continuing through 2036.

•The U.S. based electric utility company, Georgia Power, signed an agreement with Google, to support power uprates at two of the utility’s nuclear power plants in the state of Georgia. The proposed uprates could add approximately 96 megawatts of power generation capacity to the state’s electricity grid, subject to regulatory approval.

Global Market News

•Australia and India signed an administrative agreement on July 9, 2026, to facilitate Australian uranium exports to India for exclusive peaceful purposes under the International Atomic Energy Agency safeguards. The agreement sets forth the arrangement to implement the countries’ 2015 nuclear cooperation agreement and is expected to support India’s ambition to achieve 100 gigawatts of nuclear power capacity by 2047 through strengthening the security and diversification of its nuclear supply.

•The Spanish government has granted an operating extension for the two-unit Almaraz Nuclear Power Plant to 2030. The facility comprises two pressurized water reactors with reported electrical capacities of 1,011 megawatts and 1,006 megawatts. Initially, the reactors were due to begin decommissioning in 2027 and 2028, respectively.

•According to the WNA, the global average capacity factor for nuclear electricity generation rose to 83.7% in 2025, an increase of 0.8% from 2024, and surpassed the 2008 capacity factor of 83.3% for the highest average capacity factor in a single year. Further, in 2025, 82% of the global nuclear reactor fleet achieved a 70% or higher capacity factor. Global nuclear electricity generation continued to climb in 2025 and reached a record 2,702 terawatt-hours, up from 2,667 terawatt-hours in 2024. Although nuclear also set a record for single-year generation, the percentage of electricity supplied globally by nuclear power decreased for the sixth consecutive year, falling to 8.8% of global electricity supply. According to WNA data, record nuclear generation was achieved in 1996 when 17.4% of global electricity supply was provided by the nuclear sector.

Sales of Uranium and Sales Agreements

During the nine months ended September 30, 2026, the Company completed uranium sales totaling 685,000 pounds of U3O8, not including converter and transaction costs, for an average sales price of $74.00 per pound of U3O8.
The Company’s uranium sales strategy provides a base level of projected income from sales contracts.
The Company maintains a portfolio of uranium sales agreements with a mix of market-related, floor-and-ceiling, fixed-price and hybrid pricing mechanisms intended to support future sales and extraction plans. As of September 30, 2026, the Company had executed fourteen agreements with U.S. nuclear utilities and one legacy agreement with a uranium trading company. The Company continues to evaluate sales opportunities in support of its project development and extraction plans.

Investors should monitor our website, www.encoreuranium.com, in addition to our press releases, SEC filings and presentations.

Company Overview

The Company is focused on domestic uranium extraction using ISR technology to supply uranium for carbon-free nuclear power generation.

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

PCS: NAD 1983 Contiguous USA Albers

Summary of Properties

South Texas Integrated Projects (Rosita CPP), Texas

The South Texas Integrated Project is an Exploration Stage Property and set of properties, as defined by S-K 1300, which consists of five principal component project areas: the Rosita Central Processing Plant (“Rosita CPP”), the Butler Ranch Project (satellite), the Upper Spring Creek - Brevard Area Project (“USC – Brevard” or “Brevard”) (satellite), the Upper Spring Creek - Brown Area Project (“USC - Brown” or “Brown”) (satellite), and the Rosita South - Cadena ISR Project (satellite). The Company owns a 100% interest in the South Texas Integrated Projects (Rosita CPP) which is located on over 7,074 acres of private land in the state of Texas.

Alta Mesa Uranium Project, Texas

The Alta Mesa Uranium Project (“Alta Mesa”) is an Exploration Stage Property, as defined by S-K 1300, and is a fully licensed and constructed ISR project and CPP, located on over 4,597 acres of private land in the state of Texas. The Company’s ownership interest is aligned with the current joint venture agreement with Boss Energy providing for ownership of 70% of Alta Mesa.

Mesteña Grande Uranium Project, Texas

The Mesteña Grande Uranium Project (“Mesteña Grande”) is an Exploration Stage Property, as defined by S-K 1300, located in Brooks and Jim Hogg Counties, Texas and is on land located adjacent to, and to the south, north, and west of the

Alta Mesa Project. The Company’s ownership interest is aligned with the current joint venture agreement with Boss providing for ownership of 70% of Mesteña Grande. The property consists of over 200,000 mostly contiguous acres.
Dewey Burdock Project, South Dakota

The Dewey Burdock Project is an Exploration Stage Property, as defined by S-K 1300, located in southwest South Dakota and is part of the northwestern extension of the Edgemont Uranium Mining District. The Company owns a 100% interest in the Dewey Burdock Project. The project includes federal claims, private mineral rights and private surface rights controlling the entire area within the licensed project permit boundary, as well as surrounding areas. The Company currently controls approximately 16,962 acres of net mineral rights and 12,613 acres of surface rights.

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

Exploration Update

Alta Mesa East Project, Texas

Exploration activities are currently ongoing on multiple properties located adjacent to, and to the east of, the Alta Mesa mine site as part of our Alta Mesa East exploration project which began in November 2025. The Alta Mesa East prospect consists of 5,900 acres of private, trust-owned mineral leases with approximately 4,897 acres of individual surface leases.

The Company’s exploration plan utilizes wide-spaced (800-1600 feet) drill spacing for regional assessment and closer-spaced drillholes (400-500 feet) with even closer offsets in areas of discovered mineralization. A total of 287 exploration holes have been drilled as of September 30, 2026. Uranium mineralization has been discovered within five primary sands beneath the site. Exploration drilling is expected to continue throughout the end of 2026 with wellfield delineation expected to begin in 2027 with two planned project areas. Ongoing drilling results continue to advance the geologic model and mineral resource assessment.

Operations Update

South Texas Integrated Project (Rosita CPP)

Upper Spring Creek - Brown - Wellfield PAA-1

In May 2026, the first phase of construction on the USC - Brown satellite facility was completed. This is the largest satellite facility the Company has built to date. Upon startup, the new plant will produce uranium from the first wellfield at the Upper Spring Creek project area. This new plant is comprised of four individual modules of wells capable of producing flow of 800 gallons per minute (“gpm”) to the satellite facility, for a total of 3,200 gpm.

Drilling and infrastructure activities for the first 800-gpm wellfield module are complete. Drilling is complete and infrastructure activities for module 2 are ongoing as of September 30, 2026. Both drilling and infrastructure installation are ongoing for module 3. Module 4 is partially finished, however work on this module is on hold until the second and third modules are completed. Uranium extraction can begin as soon as the final regulatory authorization is received.

A total of 380 pilot holes were drilled for the nine months ended September 30, 2026, 58 production wells were completed, and 54 drillholes were plugged and abandoned. The first operational wellfield has been completed and is currently awaiting final authorization for operation. Modules 2, 3 and 4 are expected to be completed before the end of the year.

In PAA-1, eight additional overlying monitoring wells were installed at the request of the Texas Commission on Environmental Quality (“TCEQ”) in May 2026. A hydrologic pump test and sampling campaign was completed following the installation of these eight wells, and in June 2026, this information was incorporated into a report that was filed with TCEQ. Minor modifications to the Class III Area permit were submitted to accommodate the monitoring wells proximity to the property lines and each other and are currently under TCEQ review.

Permitting Update

TCEQ’s approval of the waste disposal well permit is expected before year end and construction is also now planned for the first quarter of 2027.

The Area Underground Injection Control (“UIC”) Permit amendments for the Upper Spring Creek Expansion Project onto properties adjacent to the Brown, including Houdmann and Geffer properties, were submitted in the third quarter of 2026. The Radioactive Material License (“RML”) amendment, also needed for the expansion, is expected to be submitted in the fourth quarter of 2026. The addition of these adjacent properties will increase the size of the extraction area for additional wellfield development.

Alta Mesa Uranium Project, (Alta Mesa CPP)

Wellfield PAA-7

Uranium extraction operations have been completed in Wellfield PAA-7. This PAA-7 production area was shut down in August of 2026. A total of 934,000 lbs. of yellowcake were drummed between June 2024 and August 2026.

Wellfield PAA-8

Wellfield development operations at Alta Mesa PAA-8 are ongoing. Monitoring well drilling and installation began in January 2026 at PAA-8 and continues. At PAA-8, a total of 484 holes have been drilled since inception. A total of 288 holes have been drilled for the nine months ended September 30, 2026. Of the total wells drilled, 108 wells have been cased. The hydraulic pump test for PAA-8 was completed in March 2026 and PAA-8 delineation, pattern design, and construction are ongoing. Electrical and piping infrastructure construction is underway.

Wellfield PAA-3-Extension

Development drilling at PAA3-extension is almost complete as of September 30, 2026. The PAA-3 extension project began in October 2024, with monitoring well installations occurring in the spring of 2025. During the nine months ended September 30, 2026, 370 pilot holes were drilled, 110 holes were cased and 101 wells were completed.

Wellfield development of four modules continued during the quarter with Modules 2 through 4 completed during the three months ended September 30, 2026. All drillholes remaining are currently being plugged and abandoned. Once completed, all remaining mud pits will be filled.

Permitting Update

The Alta Mesa RML is in timely renewal. RML renewal and amendment for expansion have been submitted and commented on by TCEQ. Responses to TCEQ’s comments on the submission are expected to be submitted before year end 2026.

The PAA-3 extension production area authorization amendment was submitted to the TCEQ in May 2026. Technical comments from the TCEQ were received and responded to during the three months ended September 30, 2026.

The PAA-8 production area authorization application was submitted to the TCEQ in June 2026. The Company received TCEQ’s technical comments and intends to respond during the fourth quarter of 2026.

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

Dewey Burdock Project, South Dakota

Preliminary engineering is ongoing for the Dewey Burdock plant site and evaporation ponds. The EPA Class III & V Underground Injection Control permits were received in October 2025, and the Bureau of Land Management Plan of Operations was approved on June 15, 2026.

The Company has received final approval from the NRC for the 20-year license renewal, which was originally issued in 2014. As part of the license renewal process, the Environmental Assessment (“EA”), Finding of No Significant Impact (“FONSI”) and Section 106 Programmatic Agreement for the Dewey-Burdock Initial Infrastructure Development Plan of operations were approved on June 16, 2026, and were publicly issued on June 22, 2026. The Final Safety Evaluation Report (“SER”) was completed, and the NRC issued the renewed 20-year source materials license on June 30, 2026. On June 17, 2026, the NRC published Federal Register notice FR 36623 announcing issuance of the final EA, SER, and FONSI for SUA-1600 license. Completion of these actions occurred four days ahead of the FAST-41 scheduled completion date of June 22, 2026.

On June 15, 2026, the Company applied to the South Dakota Department of Agriculture and Natural Resources for the Madison and Inyan Kara water appropriations permits and a revision of the Large Surface Mine Permit. As part of the permit revision process, Western Water Consultants has been engaged to update wildlife surveys in support of the application.

The water appropriation permit is currently under review with the state water engineer. As part of the permit revision process, Western Water Consultants has completed updated wildlife surveys and the permit is currently being updated with revised sampling data.
Results of Operations:
The following table summarizes the results of operations for the three months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
(in thousands except per share data)	2026 $	2025 $
Revenue	16,692	8,876	7,816	88%
Cost of sales	17,443	4,985	12,458	250%
Operating costs	22,824	17,931	4,893	27%
Interest income	126	542	(416)	(77)%
Interest expense	(1,823)	(1,053)	(770)	(73)%
Gain on marketable securities, unrealized	5,724	8,158	(2,434)	(30)%
Gain (loss) on marketable securities, realized	(16,973)	62	(17,035)	(27,476)%
Net loss before income taxes	(36,521)	(6,331)	(30,190)	(477)%
Net loss per share basic and diluted	$(0.17)	$(0.03)	$(0.14)	(467)%
The following table sets forth selected operating data and financial metrics for uranium sales for the three months ended September 30, 2026, and 2025.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
Volumes sold (lbs.)	200,000	130,000	70,000	54%
Realized sales price ($/lbs.)	83.46	68.28	15.18	22%
Weighted avg. costs applicable to revenues ($/lbs.)	87.22	38.35	48.87	127%

•Revenue - Revenue from uranium sales for the three months ended September 30, 2026 was $16,692 compared to revenue of $8,876 for the three months ended September 30, 2025, an increase of $7,816 or 88%. Revenue recognized for the three months ended September 30, 2026 was driven by the increased sales volume of 70,000 pounds and a 22% increase in sales price. The realized sales prices per pound of uranium for the three months ended September 30, 2026 and 2025, were $83.46 and $68.28, respectively, and included the contractual sales price less sales-related costs. The realized sales price per pound increase is dictated by the market for uranium, which is a commodity.

•Cost of Sales - Costs applicable to uranium sales were $17,443 for the three months ended September 30, 2026, related to the completed sale of 200,000 pounds of uranium at a weighted average cost of $87.22 per pound compared to uranium costs of $4,985 for the sale of 130,000 pounds at a weighted average cost of $38.35 per pound for the three months ended September 30, 2025. The increase in costs was the result of more sales of purchased uranium at a higher price versus extracted uranium at a lower price. The Company’s weighted average cost components include the cost of purchased uranium and uranium from extraction. See Costs of U3O8 Sold table below for more information.

•Operating costs - Operating costs include selling, general and administrative expenses, mineral property expenditures, depreciation, depletion, amortization, and stock compensation expense. Operating costs for the three months ended September 30, 2026, were $22,824 as compared to $17,931 for the three months ended September 30, 2025. This increase was primarily driven by the increase in severance expense and increased activity levels the Company is experiencing in 2026 compared to 2025 related to drilling at Alta Mesa and Upper Spring Creek, along with increased stock compensation costs.

•Interest income - Interest income for the three months ended September 30, 2026 and September 30, 2025 was $126 and $542, respectively. The decrease was primarily driven by lower cash balances held in brokerage and bank accounts.

•Interest expense - Interest expense for the three months ended September 30, 2026 and September 30, 2025 was $1,823 and $1,053, respectively. The increase was primarily driven by the interest expense related to the Convertible Senior Notes. See Note 15 - Debt for more information.

•Gain on marketable securities, unrealized - The Company recognized an unrealized gain of $5,724 on the fair value of marketable securities, unrealized for the three months ended September 30, 2026, compared to an unrealized gain of $8,158 for the three months ended September 30, 2025. Unrealized gains for the three months ended September 30, 2026 were driven by favorable market conditions.

•Gain (loss) on marketable securities, realized - The Company recognized a realized loss of $16,973 on the fair value of marketable securities for the three months ended September 30, 2026, as a result of the distribution of Verdera shares and other sales of marketable securities compared to a realized gain on marketable securities of $62 for the three months ended September 30, 2025.
The following table summarizes the results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
(in thousands except per share data)	2026 $	2025 $
Revenue	$50,689	$30,780	19,909	65%
Cost of sales	54,080	25,781	28,299	110%
Operating costs	39,721	53,942	(14,221)	(26)%
Interest income	784	1,022	(238)	(23)%
Interest expense	(5,457)	(1,639)	(3,818)	233%
Gain (loss) on marketable securities, unrealized	(20,194)	1,092	(21,286)	(1,949)%
Gain (loss) on marketable securities, realized	(10,836)	7,733	(18,569)	(240)%
Net loss before income taxes	(78,815)	(40,735)	(38,080)	93%
Net loss per share basic and diluted	$(0.36)	$(0.19)	$(0.17)	89%

The following table sets forth selected operating data and financial metrics for uranium sales for the nine months ended September 30, 2026, and 2025.

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
Volumes sold (lbs.)	685,000	480,000	205,000	43%
Realized sales price ($/lb.)	$74.00	$64.13	9.87	15%
Weighted avg. costs applicable to revenues ($/lb.)	$78.95	$53.71	25.24	47%

•Revenue - Revenue from uranium sales for the nine months ended September 30, 2026 was $50,689 compared to revenue of $30,780 for the nine months ended September 30, 2025, an increase of $19,909 or 65%. The increase in revenue for the nine months ended September 30, 2026 was driven by an increase in volumes sold of 205,000 pounds or 43%. The realized sales prices per pound of uranium for the nine months ended September 30, 2026 and 2025 were $74.00 and $64.13, respectively, and included the contractual sales price less sales-related costs. The realized sale price per pound increase was dictated by the market for uranium, which is a commodity.
•Cost of Sales - Costs applicable to uranium sales were $54,080 for the nine months ended September 30, 2026, related to the completed sale of 685,000 pounds of uranium at a weighted average cost of $78.95 per pound compared to uranium costs of $25,781 for the sale of 480,000 pounds at a weighted average cost of $53.71 per pound for the nine months ended September 30, 2025. The increase in costs was the result of more purchased uranium at a higher price versus extracted uranium at a lower price. The Company’s weighted average cost components include both the cost of purchased uranium and extracted uranium. See Costs of U3O8 Sold table below for more information.

•Operating costs - Operating costs include selling, general and administrative expenses, mineral property expenditures, depreciation, depletion, amortization, and stock compensation, and are impacted by gains recognized on the sale of mineral property expenditures. Operating costs for the nine months ended September 30, 2026, were $39,721 as compared to $53,942 for the nine months ended September 30, 2025. This decrease primarily reflects the gain on sale of mineral properties as a result of the sale of NM Energy Canada’s mineral properties and intangible assets in 2026, offset by increased activity levels the Company is experiencing in 2026. The increased activity levels were driven primarily by the increased drilling at Alta Mesa and Upper Spring Creek.

•Interest income - Interest income for the nine months ended September 30, 2026 and September 30, 2025, was $784 and $1,022, respectively. The decrease was primarily driven by lower average cash balances held in brokerage and bank accounts during the period.

•Interest expense - Interest expense for the nine months ended September 30, 2026 and September 30, 2025, was $5,457 and $1,639, respectively. The increase was primarily driven by the interest expense related to the Convertible Senior Notes. See Note 15 - Debt for more information.

•Gain (loss) on marketable securities, unrealized - The Company recognized an unrealized loss of $20,194 on the fair value of marketable securities for the nine months ended September 30, 2026, compared to an unrealized gain of $1,092 for the nine months ended September 30, 2025. Unrealized losses for the nine months ended September 30, 2026 were due to unfavorable market conditions.

•Gain (loss) on marketable securities, realized - The Company recognized a realized loss of $10,836 on the fair value of marketable securities for the nine months ended September 30, 2026, as a result of the distribution of Verdera shares and other sales of marketable securities compared to a realized gain of $7,733 on marketable securities for the nine months ended September 30, 2025.

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

During the nine months ended September 30, 2026, the Company continued its uranium extraction activities at Alta Mesa.

Total Costs of U3O8 Sold
		Nine Months Ended September 30, 2026			Nine months ended September 30, 2025
		Pounds U3O8	Cost ($000s)	Cost/Pounds	Pounds U3O8	Cost ($000s)	Cost/Pounds
Total Cost of Pounds		685,000	$54,080	$78.95	480,000	$25,781	$53.71

Purchased inventory	(1)	560,000	$46,486	$83.01	225,000	$15,433	$68.59
Extracted total		125,000	$7,594	$60.74	255,000	$10,348	$40.58

Extracted:
Cash costs	(2)		$4,720	$37.75		$6,680	$26.20
Non-Cash costs	(3)		$2,874	$22.99		$3,668	$14.38

(1)		Lower of actual cost or market price as of end Q3-2026 and Q3-2025, respectively.
(2)		Cash costs of extracted pounds related to cost of goods sold are a metric for investors in evaluating the Company's operations.
(3)		Non-cash costs of extracted pounds related to cost of goods sold are an insight into additional expenses that impact overall costs and include depletion and certain sales related fees.

Inventory Remaining on Hand
		As of September 30, 2026			As of December 31, 2025
		Pounds U3O8	Cost ($000s)	Cost/Pounds	Pounds U3O8	Cost ($000s)	Cost/Pounds
Total Cost of Inventory		116,631	$6,400	$54.87	132,013	$5,317	$40.28

Purchased Inventory	(1)	40,000	$2,963	$74.08	-	-	-
Extracted total		76,631	$3,437	$44.85	132,013	$5,317	$40.28

Extracted:
Cash costs	(2)		$2,421	$31.59		$4,605	$34.88
Non-Cash costs	(3)		$1,016	$13.26		$713	$5.40

(1)	Lower of actual cost or market price as of end Q3-2026 and Q4-2025 respectively.
(2)	Cash costs of extracted pounds related to cost of goods sold are a metric for investors in evaluating the Company's operations.
(3)	Non-cash costs of extracted pounds related to cost of goods sold are an insight into additional expenses that impact overall costs and include depletion and certain sales related fees.

The Company continues to be impacted by delays in the permitting approval process associated with its assets in South Texas, including Alta Mesa and Upper Spring Creek. These delays have resulted in reduced overall production estimates for the year ending December 31, 2026. The Company has maintained its focus on developing its wellfields and has chosen to reduce its rig activity to better align its operational needs and strategic objectives. Beginning in April 2026, the

Company began reducing its overall headcount by approximately 20%. As a result of the workforce reduction, the Company expects to see annualized cost savings to its overall operations and general and administrative expenses.

The Company remains committed to cost efficiency and extraction optimization, ensuring competitive uranium extraction and processing. The Company anticipates further cost efficiencies as additional wellfield patterns come online and economies of scale improve.

Liquidity and Capital Resources

Our short-term cash requirements are primarily driven by exploration and development activities aimed at advancing properties for uranium extraction. We expect to meet our short-term cash requirements generally through existing working capital. As of September 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $5,063 and $52,403, respectively, and working capital of $47,279 and $96,134, respectively.
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
Convertible Senior Notes

On August 22, 2025, we issued $115,000 of the aggregate principal amount of the Convertible Senior Notes. The Convertible Senior Notes bear an annual interest of 5.5%, payable semiannually in arrears and the Convertible Senior Notes mature on August 15, 2030.

The proceeds were used, among other things, to pay down and terminate the Uranium Loan Agreement with Boss.

The net proceeds from the offering of the Convertible Senior Notes were approximately $109,657, after deducting the initial purchasers’ discounts and commissions and offering expenses.

At-the-Market Program

On August 13, 2026, the Company entered into a Sales Agreement with the Agents pursuant to which the Company may issue and sell common shares from time to time through the Agents, having an aggregate sales price of up to $250,000,000 (or the equivalent in Canadian dollars as determined using the exchange rate posted by the Bank of Canada on each date the common shares are sold). As of September 30, 2026, the Company had not sold any common shares under the Sales Agreement. For additional information, see Note 13 - Stockholders' Equity to our unaudited consolidated financial statements.

We believe that our available cash, expected operating cash flows, or equity or debt financings will provide sufficient funds for our operations and anticipated scheduled debt service payments for the next twelve-month period following September 30, 2026. We believe that our sources of long-term cash will be sufficient for our needs thereafter.

Cash Flows

The following table reflects cash flow activities for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Cash Balance Impact Increase (Decrease)
Net cash used in operating activities	$(47,383)	$(37,927)	$9,456
Net cash used in investing activities	(17,213)	(13,716)	3,497
Net cash provided by financing activities	17,947	104,296	(86,349)
Impact of currency rate changes in cash	723	216	507
Net (decrease) increase in cash, cash equivalents and restricted cash	$(45,926)	$52,869	$(98,795)

Net Cash Used in Operating Activities

Net cash used in operating activities was $47,383 for the nine months ended September 30, 2026, compared with $37,927 for the nine months ended September 30, 2025, an increase in cash used of $9,456. The increase was primarily attributable to the higher net loss, adjusted for non-cash items, as well as increases in inventory and prepaid expenses and decreases in accounts payable and accrued liabilities, offset by a decrease in accounts receivable during the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025.
Net Cash Used in Investing Activities
Net cash used in investing activities was $17,213 for the nine months ended September 30, 2026, compared with $13,716 for the nine months ended September 30, 2025, representing an increase in cash used of $3,497. The increase was primarily attributable to higher exploration costs related to mineral properties and marketable securities purchases, partially offset by lower purchases of property, plant and equipment during the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025.
Net Cash Provided by Financing Activities

Net cash provided by financing activities was $17,947 for the nine months ended September 30, 2026, compared with $104,296 for the nine months ended September 30, 2025, representing a decrease of $86,349. The decrease was primarily attributable to proceeds from the issuance of Convertible Senior Notes received during the nine months ended September 30, 2025, partially offset by higher proceeds from the exercise of warrants during the nine months ended September 30, 2026.

Off Balance Sheet Arrangements

As of September 30, 2026, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2026, due solely to the previously reported material weaknesses in internal control over financial reporting that are in the process of remediation, as described in Item 9A of our most recent Annual Report on Form 10‑K. No new material weaknesses were identified during the quarter ended September 30, 2026. Management believes the remediation measures described below and the actions taken have addressed the previously identified material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, we continued to implement enhancements to our internal control over financial reporting as part of the remediation program described above, including improvements to general IT controls, the financial close process, and system‑based controls. Other than these ongoing remediation enhancements, there were no changes in our internal control over financial reporting during the quarter ending September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
1.1
Controlled Equity OfferingSM Sales Agreement, dated August 13, 2026, by and among enCore Energy Corp., Cantor Fitzgerald Canada Corporation, Cantor Fitzgerald & Co., RBC Capital Markets, LLC, RBC Dominion Securities Inc., B. Riley Securities, Inc. and Jett Capital Advisors, LLC incorporated by reference to Exhibit 1.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2026)

10.1
Separation and General Release Agreement, by and between Robert Willette and enCore Energy Corp., dated July 8, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2026)

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

enCore Energy Corp.
(Registrant)

Dated: November 12, 2026                By: /s/ Richard Little
Richard Little
Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2026                By: /s/ Kevin Kremke
Kevin Kremke
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)